Form 10QSB
period 1999-05-31
VANCOUVERS FINEST COFFEE CO
filed 1999-09-21
CIK 1080759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              May 31, 1999
                               -------------------------------------------------

( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

Commission File number                      0-26217
                      ----------------------------------------------------------

                        VANCOUVER'S FINEST COFFEE COMPANY
               (Exact name of registrant as specified in charter)


           Nevada                                    98-02031-70
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

Box 28567, 4050 East Hastings Street
Vancouver, BC, Canada                                  V5C 2H9
(Address of principal executive offices)             (Zip Code)

                                  604-970-7892
               Registrant's telephone number, including area code


      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                        Outstanding as of September 19, 1999
-----------------------------------        -------------------------------------
   Common Stock, $0.001 per share                       13,562,480

                                      INDEX

                                                                           Page
PART 1.                                                                   Number

    ITEM 1.  Financial Statements (unaudited)..............................  3

             Balance Sheet as at May 31, 1999..............................  4

             Statement of Operations
              For the three  months ended May 31, 1999 and for
              the period from September 15, 1998 (Date of
              Incorporation) to May 31, 1999...............................  5

             Statement of Changes in Shareholders' Equity
              For the period from September 15, 1998 (Date of
              Incorporation) to May 31, 1999...............................  6

             Statement of Cash Flows
              For  the three  months ended May 31, 1999 and for
              the period from September 15, 1998 (Date of
              Incorporation) to May 31, 1999................................ 7

             Notes to the Financial Statements.............................. 8

    ITEM 2.  Plan of Operations.............................................10


PART 11      Signatures.....................................................11

                         PART 1 - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS



The accompanying balance sheet of Vancouver's Finest coffee Company (a development stage company) at May 31, 1999 and the statement of operations and statement of cash flow for the three months ended May 31, 1999 and for the period from September 15, 1998 (date of incorporation) to May 31, 1999 and the statement of stockholders' equity for the period from September 15, 1998 (date of incorporation) to May 31, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 1999, are not necessarily indicative of the results that can be expected for the year ending August 31, 1999.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  May 31, 1999

                      (Unaudited - Prepared by Management)

   ASSETS

   CURRENT ASSETS

        Bank                                                                    $ 26,801
                                                                                  ------
                                                                                $ 26,801
                                                                                  ======
   LIABILITIES

         Accounts payable and accrued liabilities                               $    970
         Due to a director                                                         4,500
                                                                                   -----
                                                                                   5,470
                                                                                   -----

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 13,562,480 shares issued and outstanding                     13,562

        Capital in excess of par value                                            16,836

        Deficit accumulated during the development stage                          (9,067)
                                                                                  ------

              Total Stockholders' Equity                                          21,331
                                                                                  ------

                                                                                $ 26,801
                                                                                  ======



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

           For the three months ended May 31, 1999 and for period from September 15, 1998 (Date of Inception) to May 31, 1999

                      (Unaudited - Prepared by Management)


                                                      For the Three        From Inception
                                                       Months Ended              To
                                                       May 31, 1999         May 31, 1999
                                                       ------------        --------------
   SALES                                                $        -          $        -
                                                       -------------        -----------
   GENERAL  AND  ADMINISTRATIVE  EXPENSES:
        Accounting and audit                                2,550               2,550
        Bank charges and interest                                -                123
        Incorporation costs written off                          -                670
        Management fees                                       900               2,100
        Office expenses                                       219                 219
        Rent                                                  300                 700
        Telephone                                             150                 350
        Transfer agent's fees                               1,140               2,355
                                                            -----               -----
   NET LOSS                                              $  5,259            $  9,067
                                                         =========              ======

   NET LOSS PER COMMON SHARE
        Basic                                            $ 0.0003             $ 0.002
                                                         =========              ======
   AVERAGE OUTSTANDING SHARES
        Basic                                          13,562,480           6,012,058
                                                        ==========           =========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from September 15, 1998 (Date of Inception)
                                 to May 31, 1999

                      (Unaudited - Prepared by Management)


                                                                                             Capital in
                                                                    Common Stock              Excess of     Accumulated
                                                                 Shares      Amount           Par Value      Deficit
                                                                 ------    ---------          ----------     ---------
Balance September 15, 1998 (date of inception)                      -      $      -          $       -      $     -

Issuance of common shares for cash at

     $0.001 - February 5, 1999                              6,000,000         6,000                  -             -

Issuance of common shares for cash at
     $0.002 - February 7, 1999                              7,500,000         7,500              7,500             -

Issuance of common shares for cash at
     $0.10 - February 23, 1999                                 62,480            62              6,186             -
Capital contributions - expenses                                                                 3,150

Net operating loss for the period from
     September 15, 1998 to May 31, 1999                             -              -                 -         (9,067)
                                                           ----------      ----------         ---------     ----------
Balance May 31, 1999                                       13,562,480      $    13,562        $  16,836     $  (9,067)
                                                           ==========      ===========        =========     ==========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

         For the three months ended May 31, 1999 and for the period from September 15, 1998 (Date of Inception) to May 31, 1999

                      (Unaudited - Prepared by Management)


                                                                   For the Three        From Inception
                                                                    Months Ended               To
                                                                    May 31, 1999          May 31, 1999
                                                                    ------------          ------------
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                                 $   (5,259)            $    (9,067)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Increase in accounts payable                               301                     970
               Increase in due to a director                                -                   4,500
                                                                     --------                --------
                    Net Cash from Operations                           (4,958)                 (3,597)
                                                                     ---------               --------

     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common stock                       -                  27,248
               Capital contributions                                    1,350                   3,150
                                                                     --------                  ------
                                                                        1,350                  30,398
                                                                     --------                  ------
          Net Increase in Cash                                         (3,608)
                                                                                               26,801
          Cash at Beginning of Period                                  30,409                       -
                                                                     --------                  ------
          CASH AT END OF PERIOD                                    $   26,801           $      26,801
                                                                     ========                ========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 1999

                      (Unaudited - Prepared by Management)


    1.   ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company is in the development stage.


    2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ACCOUNTING METHODS

         The Company recognizes income and expenses based on the accrual method of accounting.

         DIVIDEND POLICY

         The Company has not yet adopted a policy regarding payment of dividends.

         INCOME TAXES

         The Company has elected a fiscal year ending August 31, 1999 and has not completed an operating period and therefore has not filed an income tax return, however, the Company may incur an operating loss for the period ending August 31, 1999 which will be available for carryover and applied against future taxable income resulting in a tax benefit. The potential tax benefit from any loss carry forward has been fully offset by a valuation reserve because the use of any future tax benefit is doubtful since the Company has no operations.

         Any loss carry forward from the year ended August 31, 1999 will expire in the year 2012.

         LOSS PER SHARE

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  May 31, 1999

                      (Unaudited - Prepared by Management)


    2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         ESTIMATES AND ASSUMPTIONS

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimated and assumption affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


    3.   RELATED PARTY TRANSACTIONS

         Related parties acquired 44% of the common stock issued.


    4.   GOING CONCERN

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

                           ITEM 2. PLAN OF OPERATIONS


     The Company's management is in the process of reviewing the costing of kiosk systems and determining the profitability of various locations that are under consideration for installation of the kiosks.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company will need additional working capital to finance its activities on the Semple mineral claims.


     RESULTS OF OPERATIONS

     The Company has had no operations during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VANCOUVER'S FINEST COFFEE COMPANY
                                                      (Registrant)




     September 19, 1999                        /c/  "Kirsten Wilson"
                                               -----------------------
 Date                                               Kirsten Mide Wilson
                                                    President and Director