Form 10KSB
period 1999-08-31
VANCOUVERS FINEST COFFEE CO
filed 1999-12-16
CIK 1080759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED) For the fiscal year ended August 31, 1999
                                                      -----------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transaction period from                   to
                                         ----------------     ------------------

         Commission File number             0-26217
                                -------------------------------

                        VANCOUVER'S FINEST COFFEE COMPANY
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Nevada                                     98-0203170
--------------------------------------------          --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employee I.D. No.)
or organization

Box 28567 - 4050 East Hastings Street
Vancouver, British Columbia, Canada                           V5C 2H9
--------------------------------------------          --------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code             1-604-970-7892
                                               ---------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each share                  Name of each exchange on which registered
        None                                         None
-------------------                  -------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

        None
-------------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)   Yes [  ]  No [X]           (2)      Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $     -0-
                                                            -----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at August 31, 1999, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

           (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                                LAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 31, 1999, the Company has 13,562,480 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

================================================================================


PART 1
------                                                                                                Page
                                                                                                      ----

ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               4

ITEM 3.          LEGAL PROCEEDINGS                                                                     4

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   4

PART II
-------

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                                       5

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                                                                                       5

ITEM 7.          FINANCIAL STATEMENTS                                                                  6

ITEM 8.          CHANGES IN AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
                 AND  FINANCIAL DISCLOSURE                                                             6

PART III
--------

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS,
                 COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
                                                                                                       6

ITEM 10.         EXECUTIVE COMPENSATION                                                                9

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                         9

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        10

PART IV
-------

ITEM 13.         EXHIBITS                                                                              11


                                     PART 1
================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================

HISTORY AND ORGANIZATION

Vancouver's Finest Coffee Company., a Nevada corporation (the "Company"), was incorporated on September 15, 1998. The Company has no subsidiaries and no affiliated companies. The Company's executive offices are located at Box 28567 - 4050 East Hastings Street, Vancouver, British Columbia, Canada, V5C 2H9.

The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at August 31, 1999 there were 13,562,480 shares outstanding.

The Company is a start-up company founded for the purpose of building a retail premium coffee business that sells premium quality coffee drinks through company-owned and operated retail kiosks. The Company's objective is to establish itself as the leading purveyor of premium coffee kiosks in Greater Vancouver area, a market that is not fully exploited at the current time.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================

The Company's plan is to locate twenty-five company-owned and operated retail kiosks in the Greater Vancouver area in a period of two years. The twenty-five kiosks will be centrally located and clustered in close proximity to achieve operating and marketing efficiencies and to enhance awareness of the Vancouver's Finest Coffee Company brand. The Company will locate the twenty-five kiosks in high-foot traffic, high-visibility, key intercept market locations.

================================================================================

                            ITEM 3. LEGAL PROCEEDINGS

================================================================================

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended August 31, 1999.

                                     PART II
================================================================================

            ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

================================================================================

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at August 31, 1999 the Company had 44 shareholders of which 3 are directors and officers.

================================================================================

              ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION

================================================================================

         OVERVIEW

The Company was incorporated on September 15, 1998 under the laws of the State of Nevada. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at August 31, 1999 there were 13,562,480 shares outstanding. The Company is engaged in the marketing and sales of coffee and coffee accessories by way of retail kiosks. No sales have been make as at the date of this Form 10-KSB.

The Company is in the development stage. The Company does not have a quotation for its shares on any stock market at this time. The Company has no revenue to date from the development of its retail kiosk system, and its ability to effect its plans for the future will depend on the availability of financing. Such financing will be required to develop the Company's kiosk system whereby it becomes a viable commercial enterprise. The Company anticipates obtaining such funds from its directors and officers, financial institutions or by way of the sale of its capital stock in the future, but there can be no assurance that the Company will be successful in obtaining additional capital for its kiosk activities from the sale of its capital stock or in otherwise raising substantial capital.

Liquidity and Capital Resources

As at August 31, 1999, the Company had $20,534 of assets, and $7,379 of liabilities, including cash or cash equivalents amounting to $20,534. Of the $7,379 in liabilities, $4,500 is owed to a related party.

The Company has no contractual obligations for either lease premises, employment agreements and has made no commitments to acquire any asset of any nature.

Results of Operations

Since inception the Company has investigated the viability of its kiosk concept by obtaining quotations on construction of kiosk, pricing of equipment, rental of space and personnel required in the future.

================================================================================

                          ITEM 7. FINANCIAL STATEMENTS

================================================================================

The financial statements of the Company are included following the signature page to this Form 10-KSB.

================================================================================

             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to August 31, 1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART III
================================================================================

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
                                  EXCHANGE ACT

================================================================================

The following table sets forth as of August 31, 1999, the name, age, and position of each executive officers and directors and the term of office of each director of the Company.

                                                                    Term as
                                                                   Director
         Name            Age            Position Held                Since
         ----            ---            -------------                -----

    Kirsten Wilson       28        President and Director            1998

    Ryan Wilson          29        Secretary Treasurer and           1998
                                           Director

    Fred Burns           54        Director                          1998

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

KIRSTEN WILSON, 28, is the President and a Director of the Registrant. Having graduated from Simon Fraser University in 1994 with a Bachelor of Business Administration and a Bachelor of Applied Science (Communications), Ms. Wilson entered into the family business; being a general contracting company specializing in gravel pit sales. Her main function is as office manager and controller with responsibilities in cost accounting, financial accounting and various communication functions with the British Columbia Government relating to the building of highways. From 1995 to 1998 she spearheaded the administrative and organizational restructuring of that company, resulting in an overhead cost savings of CDN$1,000,000 per annum. Recently Ms. Wilson has enrolled in the Certified Management Accountants course in order to obtain her degree in this area. Ms. Wilson brings private organizational and system management experience to the Registrant.

RYAN WILSON, 29, is the Secretary Treasurer and a Director of the Registrant. After having graduated from the University of British Columbia with a Bachelor of Arts in Economics Mr. Wilson obtained his Masters of Business Administration. Since graduation Mr. Wilson has been employed with Schindler Elevators Corp., one of the Fortune 500 companies, and has risen to the position of Regional Vice President. His responsibilities include managing all aspect of the regional business including financial reporting, labor negotiations and strategic planning. In addition, Mr. Wilson is President and Managing Director of his own private consulting firm. He brings to the Registrant a vast amount of experience in operating and managing a business.

FRED BURNS, 54, is a director of the Registrant. Mr. Burns spent five years at Queens University in Belfast, Ireland where he obtained a Bachelor of Arts degree in Mechanical Engineering. Upon moving to Canada, Mr. Burns started Burns Mechanical, a construction plumbing firm, in which he has been president for the past twenty five years. This is a private company owned by Mr. Burns.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at August 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                  Report to be Filed
----                                --------                  ------------------

Kirsten Wilson             President and Director                    Form 3

Ryan Wilson                Secretary Treasurer and                   Form 3
                           Director

Fred Burns                 Director                                  Form 3

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended August 31, 1999.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

================================================================================

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

================================================================================

The following table sets forth as at August 31, 1999, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

             Name and Address                             Amount
               of Beneficial            Nature of     of Beneficial     Percent
                  Owner                Ownership (1)    Ownership       of Class
                  ------               ----------       ----------      -------

KIRSTEN WILSON                           Direct          4,500,000       33.18%
Box 28567 - 4050 E. Hastings St.
Vancouver, British Columbia
Canada, V5C 2H9

RYAN WILSON                              Direct          1,000,000         7.37%
Box 28567 - 4050 E. Hastings St.
Vancouver, British Columbia
Canada, V5C 2H9

FRED BURNS                               Direct            500,000         3.69%
104 - 585 Austin Avenue
Coquitlam, British Columbia
Canada, V3K 3N2

       All Officers and Directors        Direct          6,000,000        44.24%
       as a Group ( 3 persons )

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.


================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.


                                     PART IV

================================================================================

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:



Title of Document                                                                          Page
-----------------                                                                          ----

Report of Andersen, Andersen & Strong, Certified Public Accountants                          13

Balance Sheet as at August 31, 1999                                                          14

Statement of Operations for the period from September 15, 1998 (Date of
         Inception) to August 31, 1999                                                       15

Statement in Changes in Stockholders' Equity for the period from September
         15, 1998 (Date of Inception) to August 31, 1999                                     16

Statement of Cash Flows for the period from September 15, 1998 (Date of
         Inception) to August 31, 1999                                                       17

Notes to the Financial Statements                                                            18



(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

================================================================================

                                   SIGNATURES

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:

                                          VANCOUVER'S FINEST COFFEE COMPANY


Date:    December 15, 1999                By:
                                          --------------------------------------
                                          Kirsten Wilson, President and Director


Date:    December 15, 1999                By:
                                          --------------------------------------
                                          Ryan Wilson, Secretary Treasurer
                                                   and Director


ANDERSEN ANDERSEN & STRONG, L.C.                                     941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board             Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                     Telephone 801-486-0096
                                                                                   Fax 801-486-0098
                                                                         E-mail Kandersen @ msn.com



Board of Directors
Vancouver's Finest Coffee Company
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Vancouver's Finest Coffee Company (a development stage company) at August 31, 1999, and the statement of operations, stockholders' equity, and cash flows for the period from September 15, 1998 (date of inception) to August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vancouver's Finest Coffee Company at August 31, 1999, and the results of operations, and cash flows for the period from September 15, 1998 (date of inception) to August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                          /s/  "Andersen Andersen & Strong"
December 3, 1999



         A member of ACF International with affiliated offices worldwide

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 AUGUST 31, 1999

================================================================================

ASSETS

CURRENT ASSETS

     Cash                                                              $ 20,534
                                                                       --------

           Total Current Assets                                          20,534
                                                                       ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable - related party                                 $  4,500
      Accounts payable                                                 $  2,879
                                                                       --------

            Total Current Liabilities                                     7,379
                                                                       --------

STOCKHOLDERS' EQUITY

Common stock

      200,000,000 shares authorized, at $0.001 par
      value; 13,562,480 shares issued and outstanding                    13,562

Capital in excess of par value                                           18,186

Deficit accumulated during the development stage                        (18,593)
                                                                       --------

Total Stockholders' Equity                                               13,155
                                                                       --------

                                                                       $ 20,534
                                                                       ========




   The accompanying notes are an integral part of these financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                     FOR THE PERIOD FROM SEPTEMBER 15 , 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 1999

================================================================================


REVENUES                                                            $      --

EXPENSES                                                                 18,593
                                                                    -----------

NET LOSS                                                            $   (18,593)
                                                                    ===========



NET LOSS PER COMMON SHARE

     Basic                                                          $     (.002)
                                                                    ===========


AVERAGE OUTSTANDING SHARES

     Basic                                                            7,991,000
                                                                    ===========
















   The accompanying notes are an integral part of these financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM SEPTEMBER 15,1998 (DATE OF INCEPTION)
                               TO AUGUST 31, 1999

================================================================================



                                                                               COMMON STOCK            CAPITAL IN
                                                                               ------------            EXCESS OF        ACCUMULATED
                                                                         SHARES           AMOUNT       PAR VALUE          DEFICIT
                                                                         ------           ------       ---------          -------


BALANCE SEPTEMBER 15, 1998 (date of inception)                              --         $     --         $     --         $     --

Issuance of common stock for cash
  at $.001 - February 5, 1999                                          6,000,000            6,000             --               --

Issuance of common stock for cash
  at $.002- February 7, 1999                                           7,500,000            7,500            7,500             --

Issuance of common stock for cash
  at $.10 -  February 23, 1999                                            62,480               62            6,186             --

Capital contributions - expenses
  Paid by officer                                                           --               --              4,500

Net operating loss for the period from
    September 15, 1998 to August 31, 1999                                   --               --               --            (18,593)

                                                                      ----------       ----------       ----------       ----------

BALANCE AUGUST 31, 1999                                               13,562,480       $   13,562       $   18,186       $  (18,593)
                                                                      ==========       ==========       ==========       ==========








   The accompanying notes are an integral part of these financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     FOR THE PERIOD FROM SEPTEMBER 15, 1998
                     (DATE OF INCEPTION) TO AUGUST 31, 1999

================================================================================

CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss                                                         $(18,593)

Adjustments to reconcile net loss to
    net cash provided by operating
    activities:

    Change in accounts payable                                      2,879
    Capital contribution - expenses                                 4,500
                                                                               .
                                                                 --------
Net Cash From Operations                                          (11,214)
                                                                 --------

CASH FLOWS FROM INVESTING
    ACTIVITIES:                                                   (    --)
                                                                 --------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

       Proceeds from loan - related party                           4,500
       Proceeds from issuance of common stock                      27,248
                                                                 --------

Net Increase in Cash                                               20,534

Cash at Beginning of Period                                            --
                                                                 --------

Cash at End of Period                                            $ 20,534
                                                                 ========


SCHEDULE OF NONCASH FLOWS FROM OPERATING ACTIVITIES

    Capital contributions - expenses paid by officer             $  4,500
                                                                 ========




   The accompanying notes are an integral part of these financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of marketing retail specialty coffee through the establishment of coffee kiosks however it had not started operations by the report date.

The Company is in the development stage.

Since its inception the Company has completed three Regulation D offerings of 13,562,480 shares of its capital stock for cash.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting, Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On August 31, 1999, the Company had a net operating loss carry forward of $18,592. The tax benefit from the loss carry forward has been fully offset by valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================


Financial Instruments

The carrying amounts of financial instruments, including cash, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

4.       RELATED PARTY TRANSACTIONS

Related parties have acquired 44% of the common stock issued.


5.       GOING CONCERN

Management is currently seeking opportunities to establish coffee kiosks for the retail sales of a specialty coffee. To be successful in this effort the Company will need additional working capital.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional funding through loans from officers, loans from financial institutions, or sale of its common stock, which will enable the Company to operate for the coming year.

Continuation of the Company as a going concern for the coming year is dependent upon receiving the funding needed and there can be no assurance that the Company will be successful in its efforts to obtain the needed working capital.