Form 10QSB
period 1999-11-30
VANCOUVERS FINEST COFFEE CO
filed 1999-12-17
CIK 1080759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES  EXCHANGE
     ACT OF 1934

For the quarterly period ended               November 30, 1999
                              --------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File number                      0-26217
                      ----------------------------------------------------------

                        VANCOUVER'S FINEST COFFEE COMPANY
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                      98-0203170
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


   Box 28567-4050 E. Hastings St.
     Vancouver, B.C., Canada                               V5C 2H9
   ------------------------------                        -----------
(Address of principal executive offices)                  (Zip Code)


                                 1-604-970-7892
               --------------------------------------------------
               Registrant's telephone number, including area code


      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                             Outstanding as of November 30 1999
------------------------------               ----------------------------------
Common Stock, $0.001 per share                          13,562,480

                                     INDEX

                                                                    Page
PART 1.                                                            Number
                                                                  --------

ITEM 1.     Financial Statements (unaudited)..................       3

            Balance Sheet as at November 30, 1999  ...........       4

             Statement of  Operations
              For the three months ended November 30, 1999, for
              three months ended November 30, 1998 and for
              the period from September 15, 1998 (Date of
                 Incorporation) to November 30, 1999..........       5

             Statement of Changes in Shareholders'Equity
              For the period from September 15,  1998 (Date
                 of Incorporation) to November 30, 1999.......       6

             Statement of Cash Flows
              For the three months ended November 30, 1999,
              for the three months ended November 30, 1998
              and for the period from September 15, 1998
              (Date of Incorporation)
                To November 30, 1999.........................        7

             Notes to the Financial Statements...............        8

ITEM 2.      Plan of Operations..............................       11


PART 11      Signatures......................................       12

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The accompanying balance sheet of VANCOUVER'S FINEST COFFEE COMPANY (a development stage company) at November 30, 1999 and the statement of operations and statement of cash flow for the three months ended November 30, 1999, for the three months ended November 30, 1998 and for the period from September 15, 1998 (date of incorporation) to November 30, 1999 and the statement of stockholders' equity for the period from September 15, 1998 (date of incorporation) to November 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 1999, are not necessarily indicative of the results that can be expected for the year ending August 31, 2000.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                                  BALANCE SHEET

                                November 30, 1999

                      (Unaudited - Prepared by Management)

                                                                       NOVEMBER 30,        AUGUST 31,
                                                                           1999               1999
                                                                       ------------        -----------
ASSETS

   CURRENT ASSETS

        Bank                                                            $   13,231         $   20,534
                                                                        ----------         ----------

                TOTAL CURRENT ASSETS                                    $   13,231         $   20,534
                                                                        ==========         ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

         Accounts payable - related party                               $    4,500         $    4,500
         Accounts payable                                                    1,219              2,879
                                                                        ----------         ----------
                                                                             5,719              7,379
                                                                        ----------         ----------

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 13,562,480 shares issued and outstanding               13,562             13,562

        Capital in excess of par value                                      20,436             18,186

        Deficit accumulated during the development stage                   (26,486)           (18,593)
                                                                        ----------         ----------

              Total Stockholders' Equity                                     7,512             13,155
                                                                        ----------         ----------

                                                                        $   13,231         $   20,534
                                                                        ==========         ==========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

    For the three months ended November 30, 1999, for the three months ended
                     November 30, 1998 and for period from
           September 15, 1998 (Date of Inception) to November 30, 1999

                      (Unaudited - Prepared by Management)




                                                                      FOR THE THREE            FOR THE THREE        FROM INCEPTION
                                                                       MONTHS ENDED             MONTHS ENDED             TO
                                                                       NOVEMBER 30,              NOVEMBER 30,        NOVEMBER 30,
                                                                           1999                      1998               1999
                                                                           ----                      ----               ----

REVENUE                                                                $        --               $       --          $       --
                                                                       -----------               ----------          ----------

EXPENSES                                                                     7,893                       --              26,486
                                                                       -----------               ----------          ----------


NET LOSS                                                               $     7,893               $       --          $   26,486
                                                                       ===========               ==========          ==========


NET LOSS PER COMMON SHARE

     Basic                                                             $    0.0005               $    0.000          $    0.002
                                                                       ===========               ==========          ==========


AVERAGE OUTSTANDING SHARES

     Basic                                                              13,562,480                       --           7,991,000
                                                                       ===========               ==========          ==========












              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from September 15, 1998 (Date of Inception)
                              to November 30, 1999

                      (Unaudited - Prepared by Management)




                                                                                                         CAPITAL IN
                                                                            COMMON    STOCK               EXCESS OF     ACCUMULATED
                                                                         SHARES         AMOUNT           PAR VALUE        DEFICIT
                                                                         ------         ------           ---------        -------

BALANCE SEPTEMBER 15, 1998 (date of inception)                                --       $       --       $       --       $       --


Issuance of common shares for cash at
     $0.001 - February 5, 1999                                         6,000,000            6,000               --               --

Issuance of common shares for cash at
     $0.002 - February 7, 1999                                         7,500,000            7,500            7,500               --

Issuance of common shares for cash at
     $0.10 - February 23, 1999                                            62,480               62            6,186               --

Capital contribution - expenses
     Paid by officer                                                          --               --            6,750               --


Net operating loss for the period from
     September 15, 1998 to November 30, 1999                                  --               --               --          (26,486)
                                                                      ----------       ----------       ----------       ----------


BALANCE NOVEMBER 30, 1999                                             13,562,480       $   13,562       $   20,436       $  (26,486)
                                                                      ==========       ==========       ==========       ==========









              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

    For the three months ended November 30, 1999, for the three months ended
                   September 30, 1998 and for the period from September 15, 1998 (Date of Inception) to November 30, 1999

                      (Unaudited - Prepared by Management)



                                                                                    FOR THE THREE     FOR THE THREE   FROM INCEPTION
                                                                                     MONTHS ENDED      MONTHS ENDED         TO
                                                                                      NOVEMBER 30,     NOVEMBER 30,    NOVEMBER 30,
                                                                                          1999             1998           1999
                                                                                          ----             ----           ----

CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                                           $ (7,893)      $     --      $ (18,593)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Changes in accounts payable                                                     (1,660)            --         2,879
          Capital contribution - expenses                                                  2,250             --         4,500
                                                                                        --------       --------      --------


               Net Cash from Operations                                                   (7,303)            --       (11,214)
                                                                                        --------       --------      --------

CASH FLOWS FROM INVESTING
     ACTIVITIES:                                                                              --             --            --
                                                                                        --------       --------      --------


CASH FLOWS FROM FINANCING
     ACTIVITIES:

      Proceeds from loan - related party                                                      --             --         4,500
      Proceeds from issuance of common stock                                                  --             --        27,248
                                                                                        --------       --------      --------

     Net Increase in Cash                                                                 (7,303)                      20,534

     Cash at Beginning of Period                                                          20,534             --            --
                                                                                        --------       --------      --------

     CASH AT END OF PERIOD                                                              $ 13,231       $     --      $ 20,534
                                                                                        ========       ========      ========

SCHEDULE OF NONCASH FLOWS FROM OPERATING ACTIVITIES

     Capital contributions-expenses paid by officer                                                         $  6,750
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

                                November 30, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of marketing retail specialty coffee through the establishment of coffee kiosks however it had not started operations as at November 30, 1999.

         The Company is in the development stage.

         Since its inception the Company has completed three Regulation D offerings of 13,562,480 shares of its capital stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On November 30, 1999, the Company had a net loss carry forward of $26,486. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2019.

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 1999

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


3.       RELATED PARTY TRANSACTIONS

         Related parties acquired 44% of the common shares issued for cash.


4.       GOING CONCERN

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

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 1999

                      (Unaudited - Prepared by Management)


4.       GOING CONCERN - Continued

         Continuation of the Company as a going concern for the coming year is dependent upon receiving the funding needed and there can be no assurance that the Company will be successful in its efforts to obtain the needed working capital.

--------------------------------------------------------------------------------


                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management will concentrate its efforts on the development of its coffee kiosk system through a detailed review of the pricing structure of building the kiosks, space rentals and other cost to be incurred in finalizing its concept. To date the management of the Company has been active in accomplishing these goals but no decision has been made as to what course of action the Company should take in regards to the installation of the kiosk system.


Liquidity and Capital Resources

The Company will need additional working capital to finance its concept to a position whereby it will have a viable operation. Currently the Company has sufficient funds to meet its current obligations and maintain the Company in good standing for a period of one year. The costs associated with the maintenance of the Company are filing fees, transfer agents costs, auditing and accounting and general office expenses.


Results of Operations

The Company has had no operations during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VANCOUVER'S FINEST COFFEE COMPANY
                                             (Registrant)




          November 16, 1999              /s/     "Kirsten Wilson"
-----------------------------------      ---------------------------------------
                 Date                    Kirsten Wilson - President and Director



          November 16, 1999              /s/     "Ryan Wilson"
-----------------------------------      ---------------------------------------
                Date                     David Zosiak - Secretary Treasurer and
                                                      Director