Form 10QSB
period 2000-02-29
VANCOUVERS FINEST COFFEE CO
filed 2000-03-24
CIK 1080759

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              February 29, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

Commission File number                0-26217
                       --------------------------------------


                        VANCOUVER'S FINEST COFFEE COMPANY
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                      98-02031-70
--------------------------------------------                  -----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


Box 28567, 4050 East Hastings Street
Vancouver, BC, Canada                                           V5C 2H9
------------------------------------                        ---------------
(Address of principal executive offices)                       (Zip Code)


                                  604-970-7892
                 -----------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                       Outstanding as of March 23, 2000
   -----------------------------------       --------------------------------
      Common Stock, $0.001 per share                   13,562,480

                                      INDEX



                                                                                                       Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited)..................................................     3

                           Balance Sheet as at February 29, 2000....................................     4

                           Statement of Operations
                              For the three months ended February 29, 2000 and
                                    for the period from September 15, 1998 (Date
                                    of Incorporation) to February 29, 2000..........................     5

                           Statement of Changes in Shareholders' Equity
                              For the period from September 15, 1998 (Date of
                                      Incorporation) to February 29, 2000...........................     6

                           Statement of Cash Flows
                               For  the three months ended February 29, 2000 and
                                    for the period from September 15, 1998 (Date
                                    of Incorporation) to February 29, 2000..........................     7

                           Notes to the Financial Statements........................................     8

         ITEM 2.  Plan of Operations................................................................    11


PART 11           Signatures.......................................................................     12

                         PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Vancouver's Finest Coffee Company (a development stage company) at February 29, 2000 and the statement of operations and statement of cash flow for the three months ended February 29, 2000 and for the period from September 15, 1998 (date of incorporation) to February 29, 2000 and the statement of stockholders' equity for the period from September 15, 1998 (date of incorporation) to February 29, 2000 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended February 29, 2000, are not necessarily indicative of the results that can be expected for the year ending August 31, 2000.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                                  BALANCE SHEET

                                February 29, 2000

                      (Unaudited - Prepared by Management)

                                                                                          FEBRUARY 29,             AUGUST 31,
                                                                                              2000                    1999
                                                                                              ----                    ----
   ASSETS

   CURRENT ASSETS

        Bank                                                                             $     1,353               $    20,534
                                                                                               -----                    ------

                                                                                         $     1,353               $    20,534
                                                                                            ========                    ======

   LIABILITIES

         Accounts payable and accrued liabilities                                        $     1,179               $     2,879
         Accounts payable - related party                                                          -                     4,500
                                                                                               -----                    ------

                                                                                               1,179                     7,379
                                                                                               -----                    ------

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 13,562,480 shares issued and outstanding                                 13,562                   13,562

        Capital in excess of par value                                                        22,686                   18,186

        Deficit accumulated during the development stage                                     (36,074)                 (18,593)
                                                                                           ----------                --------

              Total Stockholders' Equity                                                         174                   13,155
                                                                                                ----                  ------

                                                                                        $      1,353               $   20,534
                                                                                              =====                   ======







                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

           For the three months and six months ended February 29, 2000
                           (with comparative figures)
                             and for the period from
           September 15, 1998 (Date of Inception) to February 29, 2000

                      (Unaudited - Prepared by Management)

                                                              FOR THE THREE                       FOR THE SIX
                                             FOR THE THREE        MONTHS          FOR THE SIX       MONTHS          FROM INCEPTION
                                             MONTHS ENDED         ENDED          MONTHS ENDED        ENDED                TO
                                             FEBRUARY 29,     FEBRUARY 28,       FEBRUARY 29,      FEBRUARY 28,       FEBRUARY 29,
                                                 2000              1999              2000             1999                2000
                                                 ----              ----              ----             ----                ----
   SALES                                       $         -      $          -       $         -     $         -       $          -
                                               -----------        ----------         ---------       ---------         ----------

   GENERAL  AND
   ADMINISTRATIVE EXPENSES:

        Accounting and audit                           300                 -               300               -              4,550
        Bank charges and interest                       20               123                36             123                159
        Business plan                                    -                 -                 -               -              5,000
        Edgar filing fees                              544                 -             1,388               -              2,328
        Incorporation costs written off                  -               670                 -             670                670
        Legal                                           77                 -             2,833               -              2,833
        Management fees                              1,000                 -             2,000               -              5,000
        Office expenses                              1,298                79             3,099              79              3,599
        Rent                                         5,850                 -             6,600               -              7,600
        Telephone                                      500                 -             1,000               -              1,500
        Transfer agent's fees                            -             1,215               225           1,215              2,835
                                                ----------          ---------       ----------       ---------          ---------

   NET LOSS                                    $     9,589         $   2,087         $  17,481       $   2,087         $   36,074
                                                 =========             =====            ======          ======            =======

   NET LOSS PER COMMON SHARE

        Basic                                  $    0.0007       $   0.0006          $  0.0012       $  0.0011           $ 0.0036
                                                 =========           ======             ======         =======            =======


   AVERAGE OUTSTANDING SHARES

        Basic                                   13,562,480       3,437,499          13,562,480       1,852,544          9,893,513
                                                ==========       =========          ==========       =========          =========


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           For the period from September 15, 1998 (Date of Inception)
                              to February 29, 2000

                      (Unaudited - Prepared by Management)


                                                                                          CAPITAL IN
                                                             COMMON    STOCK               EXCESS OF        ACCUMULATED
                                                          SHARES         AMOUNT           PAR VALUE           DEFICIT
                                                          ------         ------           ---------           -------
BALANCE SEPTEMBER 15, 1998 (DATE OF INCEPTION)                  -      $       -         $         -        $         -

Issuance of common shares for cash at
  $0.001 -- February 5, 1999                            6,000,000          6,000                   -                  -

Issuance of common shares for cash at
  $0.002 -- February 7, 1999                            7,500,000          7,500               7,500                  -

Issuance of common shares for cash at
  $0.10 -- February 23, 1999                               62,480             62               6,186                  -

Capital contributions - expenses                                                               9,000

Net operating loss for the period from
  September 15, 1998 to February 29, 2000                       -              -                   -            (36,074)
                                                       ----------      ---------           ---------         ----------

BALANCE FEBRUARY 29, 2000                              13,562,480      $  13,562           $  22,686         $  (36,074)
                                                       ==========      =========           =========         ==========












                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

      For the three months ended February 29, 2000 and for the period from September 15, 1998 (Date of Inception) to February 29, 2000

                      (Unaudited - Prepared by Management)

                                                                    FOR THE          FOR THE          FOR THE
                                                                     THREE             SIX              SIX
                                                FOR THE THREE        MONTHS           MONTHS            MONTHS       FROM INCEPTION
                                                 MONTHS ENDED         ENDED            ENDED            ENDED              TO
                                                FEBRUARY 29,        FEBRUARY         FEBRUARY          FEBRUARY       FEBRUARY 29,
                                                     2000           28, 1999         29, 2000          28, 1999           2000
                                                     ----           --------         --------          --------           ----
     CASH FLOWS FROM
     OPERATING ACTIVITIES:

          Net loss                                $    (9,589)     $   (2,087)     $  (17,481)      $   (2,087)       $    (36,074)

          Adjustments to reconcile net
            loss to net cash provided by
            operating activities:

               Increase (decrease) in
                 accounts payable:                        (40)            748           (1,700)            748               1,179

               Increase in due to a director           (4,500)          4,500           (4,500)          4,500                    -
                                                  -----------      ----------        ----------      ---------          -----------

                    Net Cash from
                          Operations                  (14,129)          3,161          (23,681)          3,161             (34,895)
                                                  -----------      ----------        ----------      ---------          -----------

     CASH FLOWS FROM FINANCING
       ACTIVITIES:

               Proceeds from issuance of
                 common stock                               -          27,248                 -         27,248               27,248

               Capital contributions                    2,250               -             4,500              -                9,000
                                                  -----------      ----------        ----------      ---------          -----------

                                                        2,250          27,248             4,500         27,248               36,248
                                                  -----------      ----------        ----------      ---------          -----------

          Net Increase in Cash                        (11,879)         30,409           (19,181)        30,409                1,353

          Cash at Beginning of Period                  13,231               -            20,534              -                    -
                                                  -----------      ----------        ----------      ---------          -----------

          CASH AT END OF PERIOD                   $     1,352      $   30,409        $    1,353      $  30,409          $     1,353
                                                  ===========      ==========        ==========      =========          ===========


                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                        VANCOUVER'S FINEST COFFEE COMPANY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                February 29, 2000

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

         Income Taxes

         On February 29, 2000, the Company had a net loss carry forward of $36,074. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2020.

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

                                February 29, 2000

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management is presently assessing the merits of the coffee kiosk business in light of the number of coffee outlets which have opened in the Greater Vancouver area during the last year. The Company has engaged the services of a consultant to analysis the merits of the coffee kiosk business and management is presently studying this analysis to determine whether it should proceed in this direction.

At the First Annual General Meeting to be held on March 24, 2000 the shareholders have been asked to allow the directors to consider whether it is feasible to continue with the coffee kiosk business or decide upon a new direction for the Company. If the decision is made to seek a new direction for the Company the shareholders have been asked to approve a name change for the Company; the new name, if applicable, to be determined by the directors at their sole discretion.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities on either the coffee kiosk business or a new project. The Company has adequate funds to maintain its operations over the next several months but will be requiring additional capital after that period.


Results of Operations

The Company has had no operations during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VANCOUVER'S FINEST COFFEE COMPANY
                                                    (Registrant)




        March 23, 2000                          //s// "Kirsten Wilson"
--------------------------------         ---------------------------------------
             Date                                     Kirsten  Wilson
                                                   President and Director



        March 23, 2000                           //s// "Ryan Wilson"
--------------------------------         ---------------------------------------
             Date                                      Ryan Wilson
                                               Secretary Treasurer and Director