Form 10QSB
period 2000-05-31
CHINA NETTV HOLDINGS INC
filed 2000-07-06
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                   For the quarterly period ended May 31, 2000

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        98-02031-70
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

           Suite 830 - 789 West Pender Street, Vancouver, B.C. V6C 1H2
                    (Address of principal executive offices)

                                 (604) 689-4407
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.001 par value                   13,562,480
               (Class)                      (Outstanding as of May 31, 2000)


                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                 Page
                                                                                 ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Report on Review by Independent Certified Public Accountants..............3

         Balance Sheet as at May 31, 2000 and August 31............................5

         Consolidated Balance Sheet of China NetTV Holdings Inc.
              and China NetTV Corp.................................................6

         Statement of Operations
              for the three and nine months ended May 31, 2000 and 1999 and for the Period September 15, 1998 (date of inception) to May 21, 2000....7

         Statement of Cash Flows
              for the nine months ended May 31, 2000 and 1999 and for the
              Period September 15, 1998 (date of inception) to May 31, 2000........8

         Notes to Financial Statements.............................................9

Item 2.  Management's Discussion and Analysis or Plan of Operation.................12

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................12

Signatures.........................................................................13


Part I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
--------------------------------                      Salt Lake City, Utah 84106
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
China NetTV Holdings Inc.

We have reviewed the condensed balance sheet of China NetTV Holdings Inc. (exploration stage company) as of May 31, 2000 and August 31, 1999 and the related condensed statement of operations and the condensed statement of cash flows for the three and nine months ended May 31, 2000 and 1999 and the periods August 31, 1999 (date of inception) to May 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making enquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                             Andersen Andersen and Strong

Salt Lake City, Utah
June 30, 2000

                              FINANCIAL STATEMENTS




THE ACCOMPANYING BALANCE SHEETS OF CHINA NETTV HOLDINGS, INC. ( DEVELOPMENT STAGE COMPANY) AT MAY 31, 2000 AND AUGUST 31 1999, AND THE RELATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2000 AND 1999 AND THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO MAY 31, 2000, AND THE STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999, AND THE PERIOD SEPTEMBER 15, 1998 TO MAY 31, 2000, HAVE BEEN PREPARED BY THE COMPANY'S MANAGEMENT AND THEY DO NOT INCLUDE ALL INFORMATION AND NOTES TO THE FINANCIAL STATEMENTS NECESSARY FOR A COMPLETE PRESENTATION OF THE FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS AND FINANCIAL POSITION HAVE BEEN INCLUDED AND ALL SUCH ADJUSTMENTS ARE OF A NORMAL RECURRING NATURE.

OPERATING RESULTS FOR THE NINE MONTHS ENDED MAY 31, 2000, ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT CAN BE EXPECTED FOR THE YEAR ENDING AUGUST 31, 2000.


                           CHINA NETTV HOLDINGS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        MAY 31, 2000 AND AUGUST 31, 1999


                                                               MAY 31,      AUG 31,
                                                                2000         1999
                                                              ---------   ---------
ASSETS

CURRENT ASSETS

   Cash                                                       $ 31,438    $ 20,534
                                                              ---------   ---------

       Total Current Assets                                   $ 31,438    $ 20,534
                                                              =========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable  -  related parties                      $ 34,603    $  4,500
    Accounts payable                                             1,470       2,879
                                                              ---------   ---------

       Total Current Liabilities                                36,073       7,379
                                                              ---------   ---------


STOCKHOLDERS' EQUITY

   Common stock
        200,000,000 shares authorized, at $0.001 par
        value; 13,562,480 shares issued and outstanding         13,562      13,562

   Capital in excess of par value                               22,686      18,186

   Deficit accumulated during the development stage            (40,883)    (18,593)
                                                              ---------   ---------

       Total Stockholders' Equity (deficit)                     (4,635)     13,155
                                                              ---------   ---------

                                                              $ 31,438    $ 20,534
                                                              =========   =========


   The accompanying notes are an integral part of these financial statements.


                         CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                               (DEVELOPMENT STAGE COMPANIES)
                                CONSOLIDATED BALANCE SHEETS
                                       MAY 31, 2000


                                                            CHINA INC.   CHINA CORP   COMBINED
                                                            ----------   ----------   --------
ASSETS

CURRENT ASSETS

   Cash                                                     $ 31,438     $      -     $ 31,438
                                                            ---------    ---------    ---------

       Total Current Assets                                   31,438                    31,438
                                                            ---------    ---------    ---------

INVESTMENT - 51% interest in Chengdu
    Qianfeng Digital Audio/Video Equipment Co.                                  -            -
                                                            ---------    ---------    ---------
                                                            $ 31,438     $      -     $ 31,438
                                                            =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party                        $ 34,603     $      -     $ 34,603
     Accounts payable                                          1,470            -        1,470
                                                            ---------    ---------    ---------

       Total Current Liabilities                              36,073                    36,073
                                                            ---------    ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
        200,000,000 shares authorized, at $0.001 par
        value; 13,562,480 shares issued and outstanding       13,562            -       13,562

    Capital in excess of par value                            22,686            -       22,686

    Deficit accumulated during the development stage         (40,883)           -      (40,883)
                                                            ---------    ---------    ---------

       Total Stockholders' Equity (deficit)                   (4,635)                   (4,635)
                                                            ---------    ---------    ---------

                                                            $ 31,438     $      -     $ 31,438
                                                            =========    =========    =========

   The accompanying notes are an integral part of these financial statements.


                                     CHINA NETTV HOLDINGS, INC.
                                     (DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2000 AND 1999
               AND THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO MAY 31, 2000



                                         THREE MONTHS                   NINE MONTHS         SEPT 15, 1998
                                     MAY 31,       MAY 31,          MAY 31,       MAY 31,      TO MAY 31,
                                      2000          1999             2000          1999              2000
                                      ----          ----             ----          ----              ----

REVENUES                          $       -      $       -      $       -      $       -     $       -


EXPENSES                              4,809          6,980         22,290          9,067        40,883
                                  ----------     ----------     ----------     ----------    ----------

NET LOSS                          $  (4,809)     $  (6,980)     $ (22,290)     $  (9,067)    $ (40,883)
                                  ==========     ==========     ==========     ==========    ==========





LOSS PER COMMON SHARE

Basic                             $ ____        $____           $____          $____



AVERAGE OUTSTANDING SHARES

Basic                            13,562,480     13,562,480     13,562,480      6,012,058
                                 ----------     ----------     ----------      ----------


   The accompanying notes are an integral part of these financial statements.


                                CHINA NETTV HOLDINGS, INC.
                               (DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31, 2000 AND
                          1999 AND THE PERIOD SEPTEMBER 15 , 1998
                            (DATE OF INCEPTION) TO MAY 31, 2000


                                                                     NINE MONTHS
                                                                     -----------       SEPT 15, 1998
                                                                MAY 31,       MAY 31,     TO MAY 31,
                                                                 2000          1999             2000
                                                               ---------     ---------     ---------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                    $(22,290)     $ (9,067)     $(40,883)
       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Changes in accounts payable                           (1,409)          969         1,470
           Changes in advances from related parties              30,103         4,500        34,603
           Capital contribution - expenses                        4,500         3,150         9,000
                                                               ---------     ---------     ---------


           Net Increase (Decrease) in Cash From Operations       10,904          (448)        4,190
                                                               ---------     ---------     ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                                         -             -             -
                                                               ---------     ---------     ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock                         -        27,248        27,248
                                                               ---------     ---------     ---------

   Net Increase in Cash                                          10,904        26,800        31,438

   Cash at Beginning of Period                                   20,534             -             -
                                                               ---------     ---------     ---------

   Cash at End of Period                                       $ 31,438      $ 26,800      $ 31,438
                                                               =========     =========     =========


SCHEDULE  OF  NONCASH  FLOWS  FROM OPERATING  ACTIVITIES

   Capital contributions - expenses paid by officer                                      $9,000
                                                                                         ------

   The accompanying notes are an integral part of these financial statements.

                           CHINA NETTV HOLDINGS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the name "Vancouver's Finest Coffee Company" with authorized common stock of 200,000,000 shares at $0.001 par value. On May 30, 2000 the name was changed to "China NetTV Holdings, Inc."

The Company was organized for the purpose of marketing retail specialty coffee through the establishment of coffee kiosks however during May 2000 the Company changed its business purpose to the operations of digital technology.
Note 5

The Company is in the development stage.

Since its inception the Company has completed Regulation D offerings of 13,562,480 shares of its capital stock for cash.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On May 31, 2000 the Company had a net operating loss carryforward of $40,883. THE TAX BENEFIT FROM THE LOSS CARRY FORWARD HAS BEEN FULLY OFFSET BY A VALUATION RESERVE BECAUSE THE USE OF THE FUTURE TAX BENEFIT IS DOUBTFUL SINCE THE COMPANY HAS NO OPERATIONS. THE LOSS CARRYFORWARD WILL EXPIRE IN 2021.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

FOREIGN CURRENCY TRANSLATION
----------------------------

PART OF THE TRANSACTIONS OF THE COMPANY WERE COMPLETED IN CANADIAN DOLLARS AND HAVE BEEN TRANSLATED TO US DOLLARS AS INCURRED, AT THE EXCHANGE RATE IN EFFECT AT THE TIME, AND THEREFORE, NO GAIN OR LOSS FROM THE TRANSLATIONS IS RECOGNIZED. THE FUNCTIONAL CURRENCY IS CONSIDERED TO BE US DOLLARS.

                           CHINA NETTV HOLDINGS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

COMPREHENSIVE INCOME
--------------------

THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130. THE ADOPTION OF THIS STANDARD HAD NO IMPACT ON THE TOTAL STOCKHOLDER'S EQUITY ON OCTOBER 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

THE COMPANY DOES NOT EXPECT THAT THE ADOPTION OF OTHER RECENT ACCOUNTING PRONOUNCEMENTS WILL HAVE A MATERIAL IMPACT ON ITS FINANCIAL STATEMENTS.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Estimates and Assumptions
-------------------------

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

3.  RELATED PARTY TRANSACTIONS

Related parties have acquired 44% of the common stock issued.
Other related party transactions are shown in the balance sheet and the statement of cash flows.

4.  GOING CONCERN

Management is planning to further develop operations in digital technology however to be successful in this effort the Company will need additional working capital.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional funding through loans from officers, loans from financial institutions, or sale

                           CHINA NETTV HOLDINGS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.  GOING CONCERN - continued

of its common capital stock , which will enable the Company to operate for the coming year.

CONTINUATION OF THE COMPANY AS A GOING CONCERN FOR THE COMING YEAR IS DEPENDENT UPON RECEIVING THE FUNDING NEEDED AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE SUCCESSFUL IN ITS EFFORTS TO OBTAIN THE NEEDED WORKING CAPITAL.

5.  ACQUISITION OF ALL OUTSTANDING SHARES OF CHINA NETTV CORP.

During May 2000 the Company entered into an agreement to acquire all of the oustanding stock of China NetTV Corp in a stock for stock exchange in which major stockholder's of the Company exchanged 6,000,000 shares of the Company they own for all the outstanding stock of China NetTV Corp and as part of the transaction transfer the stock of China NetTV Corp. to the Company as a capital contribution.

China NetTV Corp. was organized under the laws of the British Virgin Islands and its only asset is an agreement outlined below.

China NetTV Corp. has agreed to acquire 51% interest of Chengdu Qianfeng Digital Audio/Video Equipment Co. Ltd. Chengdu Qianfeng Digital Audio/Video Equipment Co. Ltd. owns the proprietary technology that supplies complete turnkey digital TV broadcasting solutions, including set-top boxes that convert digital broadcast signals into analog signals. They intend to incorporate Smart Card WebTV technology into their set-top boxes.

Included in the following is an unaudited consolidated pro-forma balance sheet of the Company and China NetTV Corp. as if the acquisition had been completed on August 31, 1999. All intercompany transactions have been eliminated.

ITEM 2.   PLAN OF OPERATIONS

At the Company's First Annual General Meeting held on March 24, 2000, the Company's shareholders approved a resolution to allow the directors to pursue another line of business other than the originally proposed coffee kiosk business. Based on the analysis of the merits of the coffee kiosk business, management made the decision not to continue to proceed in this direction.

On May 4, 2000, the Company signed an agreement to acquire China NetTV Corp., who in turn had signed a letter of intent with Sichuan Qianfeng Digital Audio/Video Equipment Co. Ltd. to form a co-operative Joint Venture in China.

On May 11, 2000, the Company accepted the resignation of Kirsten Wilson, Ryan Wilson and Fred Burns and appointed Ernest Cheung, Maurice Tsakok and Marc Hung to the Board of Directors. Mr. Cheung was appointed President of the Company.

On May 30, 2000, the Company changed its name to China NetTV Holdings Inc. to reflect its change in business.

The Company plans to pursue the development of operations in digital technology.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its joint venture with China NetTV Corp. to produce and market Digital Television Transmission Systems and TV Set-Top Boxes. The Company has adequate funds to maintain its operations over the next several months, but will be requiring additional capital after that period.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


Part II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      By-laws of the Registrant (1)

         10.1 Agreement between the Registrant and China NetTV Corp. dated May 4, 2000 (2)

         10.2 Letter of Intent between the China NetTV Corp. and Chengdu Qianfeng Digital Audio/Video Equipment Co. Ltd. of China *

         27.1 Financial Data Schedule for the nine months ended March 31, 2000 (electronic filing only)*

         99       News Release of Registrant, dated May 11, 2000 (2)

--------------------

         *        To be filed herewith

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

         (2) Included as an Exhibit to China NetTV Holdings Inc.'s current report on Form 8-K filed on May 30, 2000

(b)      Reports on Form 8-K filed during the three months ended May 31, 2000.

         On May 30, 2000, the Company filed a Form 8-K describing the change of control in the Company, the Company's acquisition of China NetTV Corp., a corporation formed under the laws of the British Virgin Islands and the Company's subsequent name change to China NetTV Holdings Inc. from Vancouver's Finest Coffee Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 5, 2000                                  China NetTV Holdings Inc.


                                                     /s/ Maurice Tsakok
                                                     --------------------
                                                     Maurice Tsakok
                                                     Secretary