Form 10KSB
period 2000-08-31
CHINA NETTV HOLDINGS INC
filed 2000-11-29
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

Securities Registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No
    -----             -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      X
    -----

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of August 31, 2000.    $50,859,300

Number of outstanding shares of the registrant's par value $0.0001 common stock,
as of August 31, 2000.                13,562,480

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-KSB
                                      INDEX

                                                                           Page
                                                                           ----
                                     Part I

Item 1.  Business...........................................................3

Item 2.  Properties.........................................................6

Item 3.  Legal Proceedings..................................................6

Item 4.  Submission of Matters of a Vote of Security Holders................6

                                Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters................................................7

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.................................7

Item 7.  Financial Statements and Supplementary Data........................12

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................12

                               Part III

Item 9.  Directors and Executive Officers of the Registrant.................12

Item 10. Executive Compensation.............................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management.....16

Item 12. Certain Relationships and Related Transactions.....................17

                                Part IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K.....17

Signatures    ..............................................................28

                                     Part I

ITEM 1. BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

(a) General Description and Development of Business

HISTORY OF COMPANY

The Company was incorporated on September 15, 1998 as Vancouver's Finest Coffee Company for the purpose of building a retail premium coffee business that sells premium quality coffee drinks through Company-owned and operated retail kiosks. In early 2000, the Company commissioned a study into the viability of the coffee kiosk business and, at the Company's Annual General Meeting in March, 2000, the shareholders have approved a resolution for the directors to pursue another line of business other than the originally proposed coffee kiosk business.

In May 2000, the Company acquired 100% control of China NetTV Inc., a British Virgin Islands company. China NetTV has a Letter of Intent to form a Joint Venture in China with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd.

In June 2000, China NetTV Inc. signed a Joint Venture contract with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd.

In September 2000, the Joint Venture Company Chengdu Qianfeng NetTV Co., Ltd. was formed after receiving approval from Moftec (Ministry of Foreign Trade and Economic Cooperation).

BUSINESS

CORPORATE OVERVIEW

The Company structure and major subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                                +--------------------------+
                       ---------| CHINA NETTV HOLDINGS INC.|
                       |        | (Nevada, USA)            |
                       |        +--------------------------+
+------------------------+
|China NetTV Inc.        |
|(100% owned)            |
|(British Virgin Islands)|
+------------------------+
          |
          |
+------------------------+     +-----------------------------------------------+
|China Net TV (H.K.) Ltd.|     |Chengdu Qianfeng NetTV Co., Ltd.               |
|(100% owned)            |-----|Joint Venture with Qianfeng Digital Audio/Video|
|(Hong Kong)             |     |Equipment Co. Ltd.                             |
+------------------------+     |(51% owned)                                    |
                               |(Sichuan, CHINA)                               |
                               +-----------------------------------------------+
GENERAL OPERATIONS

The Company was formed with the intent of construction and promotion of coffee kiosks in and around Vancouver, B.C. The Company was initially incorporated as Vancouver's Finest Coffee Company on September 15, 1998. Pursuant to an independent study on the business potential of the coffee kiosk business in Vancouver indicating that the business no longer presented the potential initially anticipated, the Company's management abandoned the coffee kiosk business in March of this year.

On May 4, 2000, the Company signed an agreement to acquire China NetTV Corp., a company organized under the laws of the British Virgin Islands, who in turn had signed a letter of intent with Sichuan Qianfeng Digital Audio/Video Equipment Co. Ltd. ("QF Digital") of China, to form a co-operative Joint Venture in China.

On May 30, 2000, the Company changed its name to China NetTV Holdings Inc. to reflect its change in business. The Company intends to develop digital set-top box technologies in China through its Joint Venture Agreement with QF Digital.

CURRENT BUSINESS

Through its wholly owned subsidiary, China NetTV Inc., the Company is in a Joint Venture with Qianfeng Digital Audio/Video Equipment Co. Ltd. The Joint Venture is approved by Moftec (Ministry of Foreign Trade and Economic Cooperation).

QF Digital was formed in 1998 from its parent Company, Chengdu QianFeng Electronics Company Limited ("QianFeng Electronics"), a Shanghai Stock Exchange listed company, to concentrate on digital products. QianFeng Digital supplies proprietary digital data transmission technology and solutions for the television broadcasting and cable industries in China. It is an integrated supplier of complete turnkey digital TV broadcasting solutions.

Since inception, QF Digital has also developed its own proprietary IC chip technology and has started to produce DVD and VCD players for the local market. QF Digital is now developing a series of DTV-C (Digital TV - Cable) products including the DTV-C Set Top Box. The DTV-C Set Top Boxes will be exported to the North American market and marketed to the Chinese TV market.

JOINT VENTURE AGREEMENT

The terms of the Joint Venture contract signed between China NetTV Corp., a wholly owned subsidiary of the Company, and Qianfeng Digital Audio/Video Equipment Co. Ltd. (QF Digital) are as follows:

         o A Ministry of Foreign Trade and Economic Co-operation approved Joint-Venture Company was formed in China on September 4, 2000.

         o  China NetTV owns 51% and QF Digital owns 49%.

         o  China NetTV controls the Board of Directors 4 : 3.

         o  China NetTV will provide start-up financing of US$1.5 million.

         o QF Digital will vend in all its assets, including technology contracts to own 49%.

         o China NetTV will provide further financing of up to another $8.5 million to grow the business.

INDUSTRY - NORTH AMERICAN MARKET

According to a Value Line report dated April 7, 2000, the deployment of digital video and data services is still in the very early stages. Several years ago, cable operators in the United States begin installing digital headend systems and set top converters. The deployment gained significant momentum last year, fueled in part, by AT&T's acquisition of cable giant TCI.

In terms of digital penetration, however, the transition is just beginning, with U.S. market share of below 8% or less than 4 million digital video subscribers. Rapid growth is expected as the two dominant players in this market, Scientific-Atlantic and Motorola's General Instrument plan to rapidly saturate the U.S. market over the next 3 to 5 years. The Company believes that foreign operators (China NetTV is planning to export), which tend to be a few years behind their American counterparts, will drive the North American market by the end of the decade.

INDUSTRY - CHINESE MARKET

According to an Asian Initiatives Inc. Report, China has 350 million analog TV sets served by cable, non-cable as well as satellite operators. The Ministry responsible for broadcasting lists over 5,300 cable operators and almost 40,000 stations and relay stations. There is over 250,000 km of fiber optic cable and 10 times as much non-fiber cable. Microwave covers another 80,000 km. There are 350 million TV sets in China growing at a rate of 10% per year and over 80 million cable subscribers, with that number expecting to grow at a rate of over 10 million per year. The Chinese TV market is a growing one and these are all potential Digital TV Cable users.

COMPETITIVE ADVANTAGE

The Company believes by entering in a Joint Venture Agreement with Qianfeng Digital, it will have a distinct competitive advantage in the Chinese and Asian marketplace.

QF Digital's parent company, QF Electronics, was designated as a High Technology Enterprise by the Government of China in 1995, and the formation of QF Digital was approved and supported by the Chinese Department of Electronics Industry. QF Digital is also currently acting as an advisor to the Ministry with regards to the migration of analog broadcasting to digital broadcasting. The history of Government support for the Company's joint venture partner assists in establishing credibility.

QF Digital is also a very well known brand name in China, especially in Southwestern China where initial operations will be launched. The Company believes market penetration will be assisted as a result of working with an established company.

Finally, QF Digital's history of working closely with the Cable Companies in China, in particular Sichuan Cable, to introduce digital broadcasting to their systems, gives the Company an immediate establishment within the region.

The Company believes that it will be able to take advantage of its position in the market through the competitive advantages it holds as a result of its joint venture agreement with Qianfeng Digital.

EMPLOYEES

As of August 31, 2000, the Company currently has no employees. The Company continues to rely on the expertise of the officers and directors to carry out its business strategy. The Company anticipates the need for increased administrative and other staff as the business of the Company grows.

ITEM 2. PROPERTIES

The Company currently maintains an office at Suite 830 - 789 West Pender Street, Vancouver, B.C., Canada as its corporate headquarters.

As of August 31, 2000, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

(a) Real Estate.                    None

(b) Computer and Office Equipment   $0


ITEM 3. LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "CNHD". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal year ended August 31, 2000 as follows:

                                        Bid

                                        2000

                                        High              Low
First Quarter                           n/a               n/a
Second Quarter                          n/a               n/a
Third Quarter                           n/a               n/a
Fourth Quarter                          4.00              1.00

Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

(b) As of August 31, 2000, the Company had approximately 44 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

The Company had cash capital of $194,931 at 2000 year end.

The Company had no other capital resources other than the ability to use its common stock to achieve additional capital raising in a private placement. At the fiscal year end the Company had $194,931 in current assets and current liabilities of $86,271.

The increase in cash was due to a private placement of 8,500 units.

Plan of Operation
-----------------

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

On July 10, 2000, the Company's wholly owned subsidiary, China NetTV Inc. signed a joint - venture contract with Sichuan Qianfeng Digital Audio/Video Equipment Co. Ltd. ("QF Digital"). Under the terms of the Joint-Venture, QF Digital will contribute all of its assets and the Company will invest $1.5 million to finance initial production.

Liquidity and Capital Resources
-------------------------------

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements.

In July 2000 the Company commenced a private placement of up to 5,000,000 units at $2.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $3.00. Each additional unit consists of one share of common stock and one warrant to purchase an additional common share for $5.00 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. At September 30, 2000, the Company had received $170,000 for the purchase of 8,500 units on which a 7% commission will be paid.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS.

China NetTV Holdings Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Digital Audio/Video equipment; the demand for high-tech goods; seasonal trends purchases of electronics, and advertising placements; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's manufacturing operations; the introduction of new products and services by the Company or its competitors; price competition or pricing changes in the industry; technical difficulties or product development difficulties; general economic conditions, and economic conditions specific to Digital Audio/Video equipment. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of August 31, 2000, there were approximately 13,562,480 shares of Common Stock outstanding, of which approximately 7,562,480 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH

The Company, through its subsidiaries, expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that is ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees has resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of the acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated;

fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention diverted; the Company may be unable to integrate successfully.

POLITICAL RISKS

The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in Chinese manufacturing opportunities.

A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted may affect the marketing of the Company's digital set-top boxes. These factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on technology exports.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

The future success of the Company will depend in part on its ability to generate sales within China. There can be no assurance, however, that the Company will be successful in generating sales of its products. In addition, these will be subject to a number of risks, including: foreign currency risk; the risks that agreements may be difficult or impossible to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; or foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes, or exchange controls, or adopt other restrictions on foreign trade. In addition, the laws of certain countries do not protect the Company's offerings and intellectual property rights to the same extent as the laws of the United States. The Company has taken steps to mitigate these risks through joint ventures with domestic Chinese companies, but there can be no assurance in the adequacy of these protection measures.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages 17 through 26.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.


                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of August 31, 2000. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name               Age        Title                                   Term
----               ---        -----                                   ----

Ernest Cheung      50         President, Treasurer and Director      Annual

Maurice Tsakok     49         Secretary and Director                 Annual

Marc Hung          55         Director                               Annual


On May 11, 2000, the Company appointed Ernest Cheung, Maurice Tsakok and Marc Hung as members of the Board of Directors

On May 11, 2000, the Company accepted the resignations of Kirsten Wilson as President and Director, Ryan Wilson as Secretary, Treasurer and Director, and Fred Burns as Director, effective immediately.

On May 11, 2000, the remaining Board Members decided not to fill the vacancies left by the resignation of the above Directors. Mr. Cheung was appointed President and Treasurer of the Company. Mr. Tsakok was appointed Secretary of the Company.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Ernest Cheung              30%
Maurice Tsakok             25%
Marc Hung                  25%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c) Family Relationships.      None

(d) Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Ernest Cheung, President, Treasurer, and Director, age 50, has held these titles with the Company since May, 2000. He received a B. Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now Merrill Lynch Canada. From 1992 -1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He is currently a Director of Xin Net Corp. since 1997, Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors Inc. since 1995 and Drucker Industries, Inc. since 1997.

Maurice Tsakok, Director since May 2000, age 49, was employed, from 1976 to 1994, by Bank of Montreal as Systems Analyst, from 1994 to 1996, by Sagit Mutual Funds, a mutual fund company who as a Vice-President was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). From 1997 to date he has been a principal director in Gemsco Management, Ltd. He has been a Director of the Company since 1996. He is currently a Director of Xin Net Corp. since 1997, Richco Investors Inc. since 1995.

Marc Hung, B.A.Sc.(E.E.), M.A. Sc. (E.E.) University of Montreal (1969 & 1971), Director since May 2000, age 55. From May 1992 to April 1997, Marc Hung was director, Power System Technology, a division of Institut de Recherche en Electricite du Quebec (IREQ), Hydro-Quebec's Research Institute. His main tasks consisted of general management, networking, promotion of the division's technological products and services and negotiations with potential partners for spinning off promising innovations.

The field of responsibility included, amongst others, software products and services, software engineering and telecommunications technology. From May 1997 to June 1998, he was loaned by Hydro-Quebec to the Canadian Centre for Magnetic Fusion (CCFM), a fundamental research entity formed by Hydro-Quebec, the Institute National de Recherche Scientifique (INRS) and (up to March 1997) Atomic Energy of Canada Ltd. Besides general management, his main mandate was to develop and propose a plan for the commercialization of the Centre's innovative products and services. From 1997 to date he has been President and principal of Sinhoy Management, Ltd. He is currently a Director and President of Xin Net Corp. since 1998.

(e) Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director. On May 31, 2000, the Company granted 2,000,000 stock options at $2.00 per share with an expiry date of May 31, 2005, of which 500,000 of the options were issued indirectly to the Company's Officers and Directors through separate management companies. As of August 31, 2000, no options have yet been exercised.


ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to August 31, 2000 to each of its executive officers


                            SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation                       Long Term Compensation

(a)                        (b)      (c)     (d)      (e)             (f)           (g)

Name and                   Year     Salary  Bonus    Other           Restricted    Securities
Principal                           ($)     ($)      Annual          Stock         Underlying/
Position                                             Compensation    Awards        Options
                                                     ($)             ($)           (#)

Ernest Cheung              2000     0       0        0               0             300,000 (1)
President, Treasurer
and Director

Maurice Tsakok             2000     0       0        0               0             100,000 (2)
Secretary and Director

Marc Hung                  2000     0       0        0               0             100,000 (3)
Director


(h) The Company has made no Long Term Compensation payouts (LTIP or other)

(1) Options are indirectly owned through Archer Pacific Management Inc. The Options were issued on May 31, 2000 and expire on May 31, 2005. The 300,000 options may be exercised in whole or in part at $2.00 per share.

(2) Options are indirectly owned through Gemsco Management Inc. The Options were issued on May 31, 2000 and expire on May 31, 2005. The 100,000 options may be exercised in whole or in part at $2.00 per share.

(3) Options are indirectly owned through Sinhoy Management Ltd. The Options were issued on May 31, 2000 and expire on May 31, 2005. The 100,000 options may be exercised in whole or in part at $2.00 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 13,562,480 shares outstanding at August 31, 2000.

Title of      Name and Address of              Amount of Beneficial     Percent
Class         Beneficial Owner                 Interest                 of Class

Common        Richco Investors Inc.              6,000,000                 44%
              Suite 830 - 789 W. Pender St.
              Vancouver, BC  V6C 1H2

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at August 31, 2000.

Title of      Name and Address of              Amount of Beneficial     Percent
Class         Beneficial Owner                 Interest                 of Class

Common        Ernest Cheung                           200,400 (1)         1.5%
              Suite 830 - 789 West Pender Street
              Vancouver, B.C. V6C 1H2

Common        Maurice Tsakok                           42,200 (1)         0.3%
              Suite 830 - 789 West Pender Street
              Vancouver, B.C. V6C 1H2

Common        Marc Hung                                     0             0.0%
              Suite 830 - 789 West Pender Street
              Vancouver, B.C. V6C 1H2

Total as a group                                      242,600             1.8%

         (1) Shares are owned indirectly through Richco Investors Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of August 31, 2000 are filed as part of this report.

         (1) Financial statements of China NetTV Holdings Inc. and subsidiaries.

Year ended August 31, 2000
                                                                           Page

Independent Auditor's Report for year ended August 31, 2000.................18

Consolidated Balance Sheet at end of August 31, 2000........................19

Consolidated Statement of Operations at end of August 31, 2000..............20

Consolidated Statement of Stockholders' Equity at end of August 31, 2000....21

Consolidated Statement of Cash Flows at end of August 31, 2000..............22

Schedule of Non-Cash Flows from Operating Activities........................23

Notes to the Consolidated Financial Statements..............................24

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 202
--------------------------------                      Salt Lake City, Utah 84106
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS     Telephone 801 486-0096
Member SEC Practice Section of the AICPA                        Fax 801 486-0098




Board of Directors
China NetTV Holdings, Inc. and Subsidiary
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of China NetTV Holdings, Inc. and subsidiary (a development stage company) at August 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2000 and 1999 and the period September 15, 1998 (date of inception) to August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China NetTV Holdings, Inc. and subsidiary at August 31, 2000, and the results of operations, and cash flows for the years ended August 31, 2000 and 1999 and the period September 15, 1998 (date of inception) to August 31, 2000, in conformity with generally accepted accounting principles.



Salt Lake City, Utah                           /s/ Andersen Andersen and Strong
November 2, 2000                               --------------------------------
                                                   Andersen Andersen and Strong

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2000
--------------------------------------------------------------------------------



ASSETS

CURRENT ASSETS

   Cash                                                               $ 194,931
                                                                      ----------

   Total Current Assets                                               $ 194,931
                                                                      ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related parties                                $  84,603
    Accounts payable                                                      1,668
                                                                      ----------

        Total Current Liabilities                                        86,271
                                                                      ----------

STOCKHOLDERS' EQUITY

    Common stock
      200,000,000 shares authorized, at $0.001 par
      value; 13,562,480 shares issued and outstanding                    13,562

    Capital in excess of par value                                       22,686

    Common stock subscriptions received - Note 3                        170,000

    Deficit accumulated during the development stage                    (97,588)
                                                                      ----------

       Total Stockholders' Equity                                       108,660
                                                                      ----------

       Total Liabilities and Stockholders' Equity                     $ 194,931
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999 AND
      THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2000
--------------------------------------------------------------------------------


                                      AUG 31,       AUG 31,      SEPT 15, 1998
                                       2000          1999        TO AUG 31, 2000
                                   -------------  -------------  ---------------


REVENUES                           $          -   $           -    $          -

EXPENSES                                 78,995         18,593           97,588
                                   -------------  -------------    -------------
NET LOSS                           $    (78,995)  $    (18,593)    $    (97,588)
                                   =============  =============    =============



NET LOSS PER COMMON SHARE

   Basic                           $          -   $          -
                                   -------------  -------------



AVERAGE   OUTSTANDING SHARES

    Basic                            13,562,480      7,991,000
                                   -------------  -------------


   The accompanying notes are an integral part of these financial statements.


                                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                          (DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION)
                                               TO AUGUST 31, 2000
-----------------------------------------------------------------------------------------------------------------

                                                                     COMMON STOCK     CAPITAL IN
                                                                     ------------     EXCESS OF      ACCUMULATED
                                                        SHARES          AMOUNT        PAR VALUE        DEFICIT
                                                     ------------    ------------    ------------    ------------

BALANCE SEPTEMBER 15,  1998 (date of inception)                -     $         -     $         -     $         -

Issuance of common stock for cash
   at $.001 - February 5,  1999                        6,000,000           6,000               -               -

Issuance of common stock for cash
     at $.002 - February 7,  1999                      7,500,000           7,500           7,500               -

Issuance of common stock for cash
    at $.10 - February 23, 1999                           62,480              62           6,186               -

Capital  contributions  - expenses
   paid by  officer                                            -               -           4,500               -

Net operating loss for the year ended
   August  31, 1999                                            -               -               -         (18,593)
                                                     ------------    ------------    ------------    ------------

BALANCE AUGUST  31, 1999                              13,562,480          13,562          18,186         (18,593)

Capital contributions - expenses
    paid by officer                                            -               -           4,500                -

Net operating loss for the year ended
    August 31, 2000                                            -               -               -          (78,995)

                                                     ------------    ------------    ------------    ------------
BALANCE AUGUST 31, 2000                               13,562,480     $    13,562     $    22,686     $    (97,588)
                                                     ============    ============    ============    ============


                   The accompanying notes are an integral part of these financial statements.

                                                                                                                22

                            CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                  (DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999 AND THE PERIOD
                    SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2000
------------------------------------------------------------------------------------------------


CASH FLOWS FROM                                                                 SEPT 15, 1998
   OPERATING ACTIVITIES                             AUG 31,         AUG 31,     TO AUGUST 31,
                                                     2000            1999           2000
                                                 -------------   -------------  -------------

   Net loss                                      $    (78,995)   $    (18,593)  $    (97,588)
       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Change in accounts payable                   (1,211)          2,879          1,668
          Capital contribution - expenses               4,500           4,500          9,000


          Net Decrease in Cash From Operations        (75,706)        (11,214)       (86,920)
                                                 -------------   -------------  -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                            -               -              -
                                                 -------------   -------------  -------------


CASH FLOWS FROM FINANCING
   ACTIVITIES

       Common stock subscriptions received            170,000               -        170,000
       Proceeds from loan - related party              80,103           4,500         84,603
       Proceeds from issuance of common stock               -          27,248         27,248
                                                 -------------   -------------  -------------
                                                      250,103          31,748        281,851
                                                 -------------   -------------  -------------

   Net Increase in Cash                               174,397          20,534        194,931

   Cash at Beginning of Period                         20,534               -              -
                                                 -------------   -------------  -------------

   Cash at End of Period                         $    194,931    $     20,534   $    194,931
                                                 =============   =============  =============


SCHEDULE  OF  NONCASH  FLOWS  FROM OPERATING  ACTIVITIES

    Capital contributions - expenses
     paid by officer                             $      4,500    $      4,500
                                                 -------------   -------------

           The accompanying notes are an integral part of these financial statements.

                                                                                           23

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the name "Vancouver's Finest Coffee Company" with authorized common stock of 200,000,000 shares at $0.001 par value. On May 30, 2000 the name was changed to "China NetTV Holdings, Inc."

The Company was organized for the purpose of marketing retail specialty coffee through the establishment of coffee kiosks however during May 2000 the Company changed its business purpose to the operations of digital technology. Note 5.

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

Income Taxes
------------

On August 31, 2000 the Company had a net operating loss carryforward of $97,588. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2021

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Principals of Consolidation
---------------------------

The consolidated financial statements shown in this report includes the historical operating information of the parent and its wholly owned subsidiary. All intercompany transactions have been eliminated

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality.

Financial Instruments
---------------------

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

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Other Recent Accounting Pronouncements
--------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------


3. STOCK SUBSCRIPTIONS RECEIVED

The Company has commenced a private placement sale of 5,000,000 units at $2.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $3.00. Each additional unit consists of one common share and one warrant to purchase an additional common share for $5.00 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. At August 31, 2000 the Company had received $170,000 for the purchase of 8,500 units on which a commission of 7% will be paid on the closing date of the offering.

4. RELATED PARTY TRANSACTIONS

Related parties have acquired 44% of the common stock issued.

5. STOCK OPTION PLAN

The Company's board of directors approved a stock option plan for the sale of 2,000,000 shares of the company's common stock at $2.00 per share. The directors have retained the right to cancel the plan at any time in the future and can award the options to officers and directors, employees, and others as designated by the directors.

6. ACQUISITION OF ALL OUTSTANDING SHARES OF CHINA NETTV INC.

During May 2000 the Company acquired all of the outstanding stock of China NetTV Inc. China NetTV Inc. was organized in the Virgin Islands on January 31, 2000. China NetTV Inc. does not own any assets except for the joint venture agreement outlined in the following. .

On June 30, 2000 China NetTV Inc. entered into a joint venture agreement with Chengdu Qianfeng Digital AV Equipment Co. Ltd., a Chinese company, by the mutual formation of a joint venture company known as "Chengdu Qianfeng NetTV CO., LTD in which each partner will own approximately one half interest. The business purpose of the joint venture company is to develop network technology and information appliance products, hardware and software products of information technology, information consultant, technique and maintenance service, network system integration, cable digital TV head-end integration, network connection equipment, satellite ground station equipment, cable and wireless digital transmit equipment.

         (2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number      Description of Document
------      -----------------------

3.1(a)      Articles of Incorporation of the Registrant
3.2(a)      By-laws of the Registrant
10.1(b)     Agreement between the Registrant and China NetTV Corp. dated May 4,
            2000
10.2(c)     Letter of Intent between the China NetTV Corp. and Chengdu Qianfeng
            Digital Audio/Video Equipment Co. Ltd. of China dated April 6, 2000.
10.3        Consultant Stock Option Agreement between the Registrant and Farmind
            Link Corp. dated May 31, 2000
10.4(d)     Consultant Stock Option Agreement between the Registrant and Archer
            Pacific Management Inc. dated May 31, 2000
10.5(d)     Consultant Stock Option Agreement between the Registrant and Gemsco
            Management Ltd. dated May 31, 2000
10.6(d)     Consultant Stock Option Agreement between the Registrant and Sinhoy
            Management Ltd. dated May 31, 2000
10.7        Consultant Stock Option Agreement between the Registrant and Kathy
            Wang dated May 31, 2000
10.8        Consultant Stock Option Agreement between the Registrant and Terry
            Amisano dated May 31, 2000
10.9        Joint Venture Agreement between China NetTV Corp. and Qianfeng
            Digital Audio/Video Equipment Co. Ltd. dated June 30, 2000
23          Consent of Andersen, Andersen & Strong, L.C.
27.1        Financial Data Schedule for the year ended August 31, 2000
            (electronic filing only)
99.1(b)     News Release of Registrant, dated May 11, 2000
99.2        News Release of Registrant, dated July 12, 2000

----------
(a) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Included as an Exhibit to China NetTV Holdings Inc.'s current report on Form 8-K filed on May 30, 2000

(c)      Previously filed as an exhibit to the Company's Form 10-QSB dated June
         1, 2000

(d)      Management Stock Option Agreement

b)       Reports on Form 8-K

On May 30, 2000, the Company filed a Form 8-K describing the change of control in the Company, the Company's acquisition of China NetTV Corp., a corporation formed under the laws of the British Virgin Islands and the Company's subsequent name change to China NetTV Holdings Inc. from Vancouver's Finest Coffee Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2000                     CHINA NETTV HOLDINGS INC.


                                            By:  /s/ Ernest Cheung
                                                 -----------------
                                                 Ernest Cheung
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ernest Cheung                President and Director       November 29, 2000
--------------------
Ernest Cheung

/s/ Maurice Tsakok               Secretary and Director       November 29, 2000
--------------------
Maurice Tsakok

/s/ Marc Hung                    Director                     November 29, 2000
--------------------
Marc Hung