Form 10QSB
period 2000-11-30
CHINA NETTV HOLDINGS INC
filed 2001-01-12
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended November 30, 2000

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

                           Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $0.001 par value                     13,562,480
               (Class)                     (Outstanding as of November 30, 2000)


                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                  Page
                                                                                  ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Report on Review by Independent Certified Public Accountants...............3

         Consolidated Balance Sheet of China NetTV Holdings Inc. and China
              NetTV Corp. at November 30, 2000 and August 31, 2000..................4

         Consolidated Statement of Operations
              for the three and nine months ended November 30, 2000 and 1999 and for the Period September 15, 1998 (date of inception)
              to November 30, 2000..................................................5

         Consolidated Statement of Cash Flows
              for the nine months ended November 30, 2000 and 1999 and for the
              Period September 15, 1998 (date of inception) to November 30, 2000....6

         Notes to Financial Statements..............................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.................11

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................14

Signatures.........................................................................15

Part I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS


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


REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
China NetTV Holdings Inc.

We have reviewed the condensed balance sheet of China NetTV Holdings Inc. (development stage company) as of November 30, 2000 and August 31, 2000 and the related condensed statement of operations and the condensed statement of cash flows for the three ended November 30, 2000 and 1999 and the periods September 15, 1998 (date of inception) to November 30, 2000. These financial statements are the responsibility of the company's management.

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


                                           Andersen Andersen and Strong

Salt Lake City, Utah
January 10, 2001

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      November 30, 2000 and August 31, 2000
                      -------------------------------------


                                      ASSETS                Nov 30      Aug 31
                                      ------              ----------  ----------
Current Assets
   Cash                                                   $   9,611   $ 194,931
                                                          ----------  ----------
   Total current assets                                       9,611     194,931
                                                          ----------  ----------
Investment in joint venture - Note 6                        500,000           -
                                                          ----------  ----------
                                                          $ 509,611   $ 194,931
                                                          ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - related parties                     $  97,614   $  84,603
   Accounts payable                                          10,418       1,668
                                                          ----------  ----------
Total Current Liabilities                                   108,032      86,271
                                                          ----------  ----------


                              STOCKHOLDERS' EQUITY
                              --------------------
Common stock
   200,000,000 shares authorized, at $0.001 par value;
   13,562,480 shares issued and outstanding                  13,562      13,562

Capital in excess of par value                               22,686      22,686

Common stock subscriptions received - Note 3                486,000     170,000

Deficit accumulated during the development stage           (120,669)    (97,588)
                                                          ----------  ----------
Total Stockholders' Equity                                  401,579     108,660
                                                          ----------  ----------

                                                          $ 509,611   $ 194,931
                                                          ==========  ==========


    The accompanying notes are an integral part of these financial statements

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three Months Ended November 30, 2000 and 1999
   and the Period September 15, 1998 (Date of Inception) to November 30, 2000
   --------------------------------------------------------------------------

                                                                   Sept 15, 1998
                                        Nov 30,         Nov 30,          to
                                         2000            1999       Nov 30, 2000
                                      -----------    -----------    -----------

Revenues                              $    1,448     $        -     $    1,448

Expenses                                  24,529              -        122,117
                                      -----------    -----------    -----------
Net loss                              $ ( 23,081)    $        -     $ (120,669)
                                      ===========    ===========    ===========

Net loss per common share
Basic                                 $        -     $        -
                                      -----------    -----------
Average outstanding shares
Basic                                 13,562,480     13,562,480
                                      -----------    -----------


    The accompanying notes are an integral part of these financial statements


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Three Months Ended November 30, 2000 and 1999
   and the Period September 15, 1998 (Date of Inception) to November 30, 2000
   --------------------------------------------------------------------------
                                                                                   Sept 15, 1998
                                                         Nov 30,        Nov 30,          to
                                                          2000           1999       Nov 30, 2000
                                                      -----------    -----------    -----------
Cash flows from operating activities
   Net loss                                           $  (23,081)    $        -     $ (120,669)
    Adjustments to reconcile net loss to net          -----------    -----------    -----------
     cash provided by operating activities
    Change in accounts payable                             8,750              -         10,418
    Capital contribution - expenses                            -              -          9,000

Net Decrease in Cash From Operations                     (14,331)             -       (101,251)

Cash Flows from Investing Activity
   Investment in joint venture - Note 3                 (500,000)             -       (500,000)

Cash Flows from Financing Activities
   Common stock subscriptions received                   326,000              -        486,000
   Proceeds from loan - related party                     13,011              -         97,614
   Proceeds from issuance of common stock                      -              -         27,248

                                                         329,011              -        610,862

Net (Decrease) Increase in Cash                         (185,320)             -          9,611

Cash at beginning of period                              194,931              -              -

Cash at end of period                                 $    9,611     $        -     $    9,611
                                                      ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


Note 1        Organization
              ------------

              The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the name "Vancouver's Finest Coffee Company" with authorized common stock of 200,000,000 shares at $0.001 par value. On May 30, 2000 the name was changed to "China NetTV Holdings, Inc."

              The Company was organized for the purpose of marketing retail specialty coffee through the establishment of coffee kiosks however during May 2000 the Company changed its business purpose to the operations of digital technology. Note 6.

              Since its inception the Company has completed Regulation D offerings of 13,562,480 shares of its capital stock for cash.

              The Company is in the development stage.

Note 2        Summary Of Significant Accounting Policies
              ------------------------------------------

              Accounting Methods
              ------------------

              The Company recognizes income and expenses based on the accrual method of accounting.

              Dividend Policy
              ---------------

              The Company has not yet adopted a policy regarding payment of dividends.

              Income Taxes
              ------------

              On November 30, 2000 the Company had a net operating loss carryforward of $120,669. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2021

              Basic and Diluted Net Income (Loss) Per Share
              ---------------------------------------------

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

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes of Financial Statements - Page 2


Note 2        Summary Of Significant Accounting Policies - continued
              ------------------------------------------------------

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

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes of Financial Statements - Page 3


Note 3        Stock Subscriptions Received
              ----------------------------

              The Company has commenced a private placement sale of 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one common share and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. At November 30, 2000 the Company had received $486,000 for the purchase of 486,000 units on which a maximum commission of 7% will be paid on the closing date of the offering .

Note 4        Related Party Transactions
              --------------------------

              Related parties have acquired 44% of the common stock issued.

Note 5        Stock Option Plan
              -----------------

              The Company's board of directors approved a stock option plan for the sale of 2,000,000 shares of the company's common stock at $2.00 per share. The directors have retained the right to cancel the plan at any time in the future and can award the options to officers and directors, employees, and others as designated by the directors.

Note 6        Acquisition of all Outstanding Shares of China NetTV Inc.
              ---------------------------------------------------------

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

              During October 2000 the Company made advances to the joint venture of $500,000.

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes of Financial Statements - Page 4


Note 7        Going Concern
              -------------

              Continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its debt and for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2.           PLAN OF OPERATIONS

On September 6, 2000, the Company announced that its joint venture with Sichuan Qianfeng Digital Audio/Video Equipment Co. Ltd. ("QF Digital") received approval from the Ministry of Foreign Trade and Economic Co-operation ("Moftec"). The joint venture was issued a business license with a business scope that includes electronics, telecommunications equipment and systems, computer and related products, network design, integration and implementation, in addition to information and consulting.

The Company is currently completing a private placement commenced in July 2000 of up to 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one share of common stock and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. At November 30, 2000, the Company had received $486,000 for the purchase of 486,000 units on which a maximum of 7% commission will be paid.

On November 21, 2000, the Company announced that it has started to fund the joint venture with QF Digital. The initial $500,000 of funding, from monies raised in the Company's private placements, will go towards the production of 200 trial digital set-top boxes for Nanning TV in Guangxi Province, China.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Digital Audio/Video equipment; the demand for high-tech goods; seasonal trends in the purchases of electronics and advertising placements; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's manufacturing operations; the introduction of new products and services by the Company or its competitors; price competition or pricing changes in the industry; technical difficulties or product development difficulties; general economic conditions, and economic conditions specific to Digital Audio/Video equipment. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of November 30, 2000, there were approximately 13,562,480 shares of Common Stock outstanding, of which approximately 7,562,480 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

Part II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      By-laws of the Registrant (1)

         99.1     News Release of Registrant, dated September 6, 2000

         99.2     News Release of Registrant, dated November 21, 2000

         ----------------------------

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Reports on Form 8-K filed during the three months ended November 30, 2000.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended November 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 12, 2000                      China NetTV Holdings Inc.


                                             /S/ Ernest Cheung
                                             --------------------------
                                             Ernest Cheung
                                             President