Form 10QSB
period 2001-02-28
CHINA NETTV HOLDINGS INC
filed 2001-04-13
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) Of The Securities Act of 1934

                For the quarterly period ended February 28, 2001

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              98-02031-70
(State or other jurisdiction of                               (IRS Employee
 incorporation or organization)                              Identification No.)


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

Yes   X       No
    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $0.001 par value                     14,048,480
              (Class)                   (Outstanding as of February 28, 2001)

                                  CHINA NETTV HOLDINGS INC.
                                         FORM 10-QSB
                                            INDEX

                                                                                        Page
                                                                                        ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at February 28, 2001 and August 31, 2000.........................3

         Consolidated Statement of Operations
              for the three and six months ended February 28, 2001 and
              February 29, 2000 and for the Period September 15, 1998
             (date of inception) to February 28, 2001.....................................4

         Consolidated Statement of Cash Flows
              for the six months ended February 28, 2001 and February 29, 2000 and for the period September 15, 1998 (date of inception)
               to February 28, 2001.......................................................5

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             February 28, 2001............................................................6

         Notes to Financial Statements....................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation........................11

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................13

Signatures................................................................................14


Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                 (Development Stage Company)

                                 CONSOLIDATED BALANCE SHEETS

February 28, 2001 and August 31, 2000
-------------------------------------

                                                                     Feb 28         Aug 31
                                                                   ----------     ----------
                                           ASSETS
Current Assets
   Cash                                                            $   3,872      $ 194,931

   Total current assets                                                3,872        194,931

Investment in joint venture - Note 7                                 550,000              -

                                                                   $ 553,872      $ 194,931

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - related parties                              $  94,623      $  84,603
   Accounts payable                                                   11,510          1,668
   Loan payable - Note 4                                              66,011              -

   Total Current Liabilities                                         172,144         86,271

                                    STOCKHOLDERS' EQUITY
Common stock
  200,000,000 shares authorized, at $0.001 par value;
   14,048,480 shares issued and outstanding                           14,048         13,562

Capital in excess of par value                                       508,200         22,686

Common stock subscriptions received - Note 3                               -        170,000

Deficit accumulated during the development stage                    (140,520)       (97,588)

Total Stockholders' Equity                                           381,728        108,660

                                                                   $ 553,872      $ 194,931

         The accompanying notes are an integral part of these financial statements.

                                 CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                        (Development Stage Company)

                                    CONSOLIDATED STATEMENT OF OPERATIONS
                For the Three and Six Months Ended February 28, 2001 and February 29, 2000
                 and the Period September 15, 1998 (Date of Inception) to February 28, 2001
                 --------------------------------------------------------------------------

                                        3 Months                       6 months
                                        --------                       --------
                                 Feb 28,         Feb 29,         Feb 28,         Feb 29,     Sept 15, 1998
                                  2001            2000            2001            2000      to Feb 28, 2001
                             -------------   -------------   -------------   -------------   -------------
Revenues                     $          -    $          -    $      1,448    $          -    $      1,448

Expenses                           19,851           9,589          44,380          17,481         141,968
                             -------------   -------------   -------------   -------------   -------------

Net loss                     $    (19,851)   $     (9,589)   $    (42,932)   $    (17,481)   $   (140,520)
                             =============   =============   =============   =============   =============

Net loss per common share
Basic                        $          -    $          -    $          -    $          -
                             -------------   -------------   -------------   -------------

Average outstanding shares
Basic                          14,048,480      13,562,480      14,048,480      13,562,480
                             -------------   -------------   -------------   -------------

                 The accompanying notes are an integral part of these financial statements.

                        CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                               (Development Stage Company)

                           CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Six Months Ended February 28, 2001 and February 29, 2000
       and the Period September 15, 1998 (Date of Inception) to February 28, 2001
       --------------------------------------------------------------------------

                                                         6 months
                                                         --------
                                                   Feb 28         Feb 29,     Sept 15, 1998
                                                    2001           2000      to Feb 28, 2001
                                                 ----------     ----------     ----------
Cash flows from operating activities
   Net loss                                      $ (42,932)     $ (17,481)     $(140,520)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in accounts payable                       9,842         (1,700)        11,510
    Capital contribution - expenses                      -          4,500          9,000
                                                 ----------     ----------     ----------

Net Decrease in Cash From Operations               (33,090)       (14,681)      (120,010)
                                                 ----------     ----------     ----------
Cash Flows from Investing Activity
   Investment in joint venture - Note 7           (550,000)             -       (550,000)
                                                 ----------     ----------     ----------

Cash Flows from Financing Activities
   Common stock subscriptions received            (170,000)             -              -
   Proceeds from loan - related party               10,020         (4,500)        94,623
   Proceeds from loan                               66,011              -         66,011
   Proceeds from issuance of common stock          486,000              -        513,248
                                                 ----------     ----------     ----------
                                                   392,031         (4,500)       673,882
                                                 ----------     ----------     ----------

Net (Decrease) Increase in Cash                   (191,059)       (19,181)         3,872

Cash at beginning of period                        194,931         20,534              -
                                                 ----------     ----------     ----------
Cash at end of period                            $   3,872      $   1,353      $   3,872
                                                 ==========     ==========     ==========

        The accompanying notes are an integral part of these financial statements.

                                   CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                          (Development Stage Company)

                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the Period September 15, 1998 (Date of Inception) to February 28, 2001
                  --------------------------------------------------------------------------

                                                                                  Capital in
                                                         Common Stock             Excess of      Accumulated
                                                    Shares          Amount        Par Value        Deficit
                                                 ------------    ------------    ------------    ------------
Balance, September 15, 1998
 (date of inception)                                       -     $         -     $         -     $         -

Issuance of common stock for cash
 - at $0.001 - February 5, 1999                    6,000,000           6,000               -               -

Issuance of common stock for cash
 - at $0.002 - February 7, 1999                    7,500,000           7,500           7,500               -

Issuance of common stock for cash
 - at $0.10 - February 23, 1999                       62,480              62           6,186               -

Capital contributions
 - expenses paid by officers                               -               -           4,500               -

Net operating loss for the year ended
 August 31, 1999                                           -               -               -         (18,593)
                                                 ------------    ------------    ------------    ------------
Balance, August 31, 1999                          13,562,480          13,562          18,186         (18,593)

Capital contributions
 - expenses paid by officers                               -               -           4,500               -

Net operating loss for the year ended
 August 31, 2000                                           -               -               -         (78,995)
                                                 ------------    ------------    ------------    ------------
Balance, August 31, 2000                          13,562,480          13,562          22,686         (97,588)

Issuance of common stock for cash - at $1.00
                                                     486,000             486         485,514               -

Net operating loss for the six months
 ended February 28, 2001                                   -               -               -         (42,932)
                                                 ------------    ------------    ------------    ------------
                                                  14,048,480     $    14,048     $   508,200     $  (140,520)
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

         The Company was organized for the purpose of marketing retail specialty coffee through the establishment of coffee kiosks however during May 2000 the Company changed its business purpose to the operations of digital technology. Note 7.

         Since its inception the Company has completed Regulation D offerings of 14,048,480 shares of its capital stock for cash.

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

         Income Taxes
         ------------

         On February 28,2001, the Company had a net operating loss carryforward of $140,520. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2021.

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

         ------------------------------------------

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

Note 3   Commitments
         -----------

         i) The Company has commenced a private placement sale of 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one common share and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. The Company had received $486,000 for the purchase of 486,000 units on which a maximum commission of 7% will be paid on the closing date of the offering . These units were converted to common shares at February 28, 2001.

         ii)      Joint Venture - refer to Note 7

Note 4   Loan Payable
         ------------

         The loan payable is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5   Related Party Transactions
         --------------------------

         Related parties have acquired 43% of the common stock issued.

Note 6   Stock Option Plan
         -----------------

         The Company's board of directors approved a stock option plan for the sale of 2,000,000 shares of the company's common stock at $2.00 per share. The directors have retained the right to cancel the plan at any time in the future and can award the options to officers and directors, employees, and others as designated by the directors. As at the date of the management report, no shares have been issued in respect to the stock option plan.

Note 7   Acquisition of all Outstanding Shares of China NetTV Inc.
         ---------------------------------------------------------

         During May 2000 the Company acquired all of the outstanding stock of China NetTV Inc. China NetTV Inc. was organized in the Virgin Islands on January 31, 2000. China NetTV Inc. does not own any assets except for the joint venture agreement outlined in the following.

Note 7   Acquisition of all Outstanding Shares of China NetTV Inc. - (cont'd)
         ---------------------------------------------------------

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

         The company is required to advance $1,500,000 to the joint venture to acquire its interest in the joint venture. As at February 28, 2001, the Company had advanced $550,000 to the joint venture.

Note 8   Going Concern
         -------------

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital to service its debt and for its planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2.  PLAN OF OPERATIONS

The Company commenced a private placement sale in July 2000 of up to 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one share of common stock and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. The Company received $486,000 for the purchase of 486,000 units on which a maximum commission of 7% will be paid on the closing date of the offering. These units were converted to common shares on February 28, 2001.

The proceeds from the private placement will be used to fund the Company's joint venture with Chengdu Qianfeng Digital AV Equipment Co. Ltd., in the production of 200 trial digital set-top boxes for Nanning TV in Guangxi Province, China.

On December 1, 2000, the Company announced, through its joint venture with Sichuan Qianfeng Digital Audio/Video Equipment Co. (QF Digital), it has signed a cooperative agreement with Sichuan Provincial Cable to develop digital cable TV for the province.

On December 4, 2000, the Company announced QF Digital has also signed a cooperative agreement with Sichuan Provincial Broadcasting and TV Transmission Center to develop a comprehensive digital and wireless broadcasting network for the province. The Joint Venture Chengdu Qianfeng NetTV Co. Ltd. (of which the Company owns 51%) will supply the digital wireless network technology and equipment. The contract is exclusive for a 20 year period.

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

Part II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      By-laws of the Registrant (1)

         99.1     News Release of Registrant, dated December 1, 2000

         99.2     News Release of Registrant, dated December 4, 2000

----------

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Reports on Form 8-K filed during the three months ended February 28, 2001.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended February 28, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2001                            China NetTV Holdings Inc.


                                                 /s/ Ernest Cheung
                                                 --------------------------
                                                 Ernest Cheung
                                                 President