Form 10QSB
period 2001-05-31
CHINA NETTV HOLDINGS INC
filed 2001-07-13
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                   For the quarterly period ended May 31, 2001

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                         14,048,480
         (Class)                             (Outstanding as of May 31, 2001)


                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                               Page
                                                                                               ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at May 31, 2001 and August 31, 2000.....................................3

         Consolidated Statement of Operations
              for the three and nine months ended May 31, 2001 and May 31, 2000 and for the Period September 15, 1998
             (date of inception) to May 31, 2001.................................................4

         Consolidated Statement of Cash Flows
              for the nine months ended May 31, 2001 and May 31, 2000 and for the period September 15, 1998 (date of inception)
               to May 31, 2001...................................................................5

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             May 31, 2001........................................................................6

         Notes to Financial Statements...........................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................11

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................13

Signatures.......................................................................................14

Part I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                        May 31, 2001 and August 31, 2000
                        --------------------------------


                                   ASSETS                       May 31,       August 31,
                                                                 2001           2000
                                                             ------------   ------------
Current Assets
   Cash                                                      $   261,438    $   194,931
                                                             ------------   ------------
   Total current assets                                          261,438        194,931
                                                             ------------   ------------

Investment in joint venture - Note 7                             930,000              -
                                                             ------------   ------------

                                                             $ 1,191,438    $   194,931
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable - related parties                        $    76,193    $    84,603
   Accounts payable                                                1,880          1,668
   Loan payable - Note 4                                          66,011              -
                                                             ------------   ------------
   Total Current Liabilities                                     144,084         86,271
                                                             ------------   ------------

                              STOCKHOLDERS' EQUITY
Common stock
  200,000,000 shares authorized, at $0.001 par value;
   14,498,480 shares issued and outstanding                       14,498         13,562

Capital in excess of par value                                   957,750         22,686

Common stock subscriptions received - Note 3                     225,000        170,000

Deficit accumulated during the development stage                (149,894)       (97,588)
                                                             ------------   ------------
Total Stockholders' Equity                                     1,047,354        108,660
                                                             ------------   ------------
                                                             $ 1,191,483    $   194,931
                                                             ============   ============



    The accompanying notes are an integral part of these financial statements


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                    CONSOLIDATED STATEMENT OF OPERATIONS For
          the Three and Nine Months Ended May 31, 2001 and May 31, 2000
      and the Period September 15, 1998 (Date of Inception) to May 31, 2001
      ---------------------------------------------------------------------

                                        3 months                        9 months
                                        --------                        --------
                                 May 31,         May 31,        May 31,         May 31,      Sept 15, 1998
                                  2001            2000           2001            2000       to May 31, 2001
                             -------------   -------------   -------------   -------------   -------------
Revenues                     $          -    $          -    $      1,448    $          -    $      1,448

Expenses                            9,374           1,470          53,754          18,951         151,342
                             -------------   -------------   -------------   -------------   -------------
Net loss                     $     (9,374)   $     (1,470)   $    (52,306)   $    (18,951)   $   (149,894)
                             =============   =============   =============   =============   =============
Net loss per common share
Basic                        $          -    $          -    $          -    $          -
                             -------------   -------------   -------------   -------------
Average outstanding shares
Basic                          14,498,480      13,562,480      14,498,480      13,562,480
                             -------------   -------------   -------------   -------------






    The accompanying notes are an integral part of these financial statements


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Nine Months Ended May 31, 2001 and May 31, 2000
     and the Period September 15, 1998 (Date of Inception) to May 31, 2001
     ---------------------------------------------------------------------

                                                       9 months
                                                       --------
                                                  May 31,        May 31,    Sept 15, 1998
                                                   2001           2000      to May 31, 2001
                                               ------------   ------------   ------------
Cash flows from operating activities
   Net loss                                    $   (52,306)   $   (18,951)   $  (149,894)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in prepaid expenses                           -         (3,339)             -
    Change in accounts payable                         212         (1,409)         1,880
    Capital contribution - expenses                      -          4,500          9,000
                                               ------------   ------------   ------------
Net Decrease in Cash From Operations               (52,094)       (19,199)      (139,014)
                                               ------------   ------------   ------------
Cash Flows from Investing Activity
   Investment in joint venture - Note 7           (930,000)             -       (930,000)
                                               ------------   ------------   ------------
Cash Flows from Financing Activities
   Common stock subscriptions received              55,000              -        225,000
   Proceeds from loan - related party               (8,410)        30,103         76,193
   Proceeds from loan                               66,011              -         66,011
   Proceeds from issuance of common stock          936,000              -        963,248
                                               ------------   ------------   ------------
                                                 1,048,601         30,103      1,330,452
                                               ------------   ------------   ------------
Net Increase in Cash                                66,507         10,904        261,438

Cash at beginning of period                        194,931         20,534              -
                                               ------------   ------------   ------------
Cash at end of period                          $   261,438    $    31,438    $   261,438
                                               ============   ============   ============




    The accompanying notes are an integral part of these financial statements


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the Period September 15, 1998 (Date of Inception) to May 31, 2001
      ---------------------------------------------------------------------

                                                                      Capital in
                                                Common Stock           Excess of    Accumulated
                                           Shares         Amount       Par Value      Deficit
                                         ------------  ------------  ------------   ------------
Balance, September 15, 1998
 (date of inception)                               -   $         -   $         -    $         -

Issuance of common stock for cash
 - at $0.001 - February 5, 1999            6,000,000         6,000             -              -

Issuance of common stock for cash
 - at $0.002 - February 7, 1999            7,500,000         7,500         7,500              -

Issuance of common stock for cash
 - at $0.10 - February 23, 1999               62,480            62         6,186              -

Capital contributions
 - expenses paid by officers                       -             -         4,500              -

Net operating loss for the year ended
 August 31, 1999                                   -             -             -        (18,593)
                                         ------------  ------------  ------------   ------------
Balance, August 31, 1999                  13,562,480        13,562        18,186        (18,593)

Capital contributions
 - expenses paid by officers                       -             -         4,500              -

Net operating loss for the year ended
 August 31, 2000                                   -             -             -        (78,995)
                                         ------------  ------------  ------------   ------------
Balance, August 31, 2000                  13,562,480        13,562        22,686        (97,588)

Issuance of common stock for cash
 - at $1.00                                  936,000           936       935,064              -

Net operating loss for the nine months
 ended May 31, 2001                                -             -             -        (52,306)
                                         ------------  ------------  ------------   ------------
                                          14,498,480   $    14,498   $   957,750    $  (149,894)
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

              Since its inception the Company has completed Regulation D offerings of 14,498,480 shares of its capital stock for $972,248.

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

              Income Taxes
              ------------

              On May 31, 2001, the Company had a net operating loss carryforward of $149,894. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2021.

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

Note 2        Summary Of Significant Accounting Policies - continued
              ------------------------------------------

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

Note 3        Commitments
              -----------

              i) The Company has commenced a private placement sale of 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one common share and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. The Company had received $1,161,000 for the purchase of 1,161,000 units on which a maximum commission of 7% will be paid on the closing date of the offering. 936,000 of these units were converted to common shares at May 31, 2001.

              ii) Joint Venture - refer to Note 7

Note 4        Loan Payable
              ------------

              The loan payable is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5        Related Party Transactions
              --------------------------

              Related parties have acquired 41% of the common stock issued.

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

              The company is required to advance $1,500,000 to the joint venture to acquire its interest in the joint venture. As at May 31, 2001, the Company had advanced $930,000 to the joint venture.

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

ITEM 2.           PLAN OF OPERATIONS

The following should be read in conjunction with the Company's consolidated financial statements and notes thereto, included elsewhere within this report.

Plan of Operations
------------------

The Company is continuing to use the proceeds from the private placement it completed in July 2000 to fund the Company's joint venture with Chengdu Qianfeng Digital AV Equipment Co. Ltd., in the production of 200 trial digital set-top boxes for Nanning TV in Guangxi Province, China.

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements.

Results of Operations
---------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $9,374 stemming from general, administrative and tax expenditures.

Liquidity
---------

As of May 31, 2001 the Company had total current assets of $261,438 and total liabilities of $144,084.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of May 31, 2001, there were approximately 14,048,480 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

3.2      By-laws of the Registrant (1)

         -------------------------------------------


         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b)      Reports on Form 8-K filed during the three months ended May 31, 2001.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended May 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 13, 2001                     China NetTV Holdings Inc.

                                         /s/ Ernest Cheung
                                         --------------------------
                                         Ernest Cheung
                                         President