Form 10KSB
period 2001-08-31
CHINA NETTV HOLDINGS INC
filed 2001-11-29
CIK 1080759

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

          X
    --------------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of August 31, 2001.     $31,564,004

Number of outstanding shares of the registrant's par value $0.0001 common stock,
as of August 31, 2001.     14,723,480

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.    Business..........................................................3

Item 2.    Properties........................................................7

Item 3.    Legal Proceedings.................................................7

Item 4.    Submission of Matters of a Vote of Security Holders...............7

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters...........................................................7

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation................................8

Item 7.    Financial Statements and Supplementary Data.......................13

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................13

                                    Part III

Item 9.    Directors and Executive Officers of the Registrant................13

Item 10.   Executive Compensation............................................15

Item 11.   Security Ownership of Certain Beneficial Owners and Management....16

Item 12.   Certain Relationships and Related Transactions....................17

                                     Part IV

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K....17

Signatures ..................................................................29

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

BUSINESS

CORPORATE OVERVIEW

The Company structure and major subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                             -------------------------
                             CHINA NETTV HOLDINGS INC.
                                  (Nevada, USA)
                             -------------------------

------------------------
China NetTV Inc.
(100% owned)
(British Virgin Islands)
------------------------

------------------------         -----------------------------------------------
China Net TV (H.K.) Ltd.         Chengdu Qianfeng NetTV Co., Ltd.
(100% owned)                     Joint Venture with Qianfeng Digital Audio/Video
(Hong Kong)                      Equipment Co. Ltd.
------------------------         (51% max)
                                 (Sichuan, CHINA)
                                 -----------------------------------------------

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

         o        China NetTV owns 51% (max) and QF Digital owns 49%.

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

EMPLOYEES

As of August 31, 2001, the Company currently has no employees. The Company continues to rely on the expertise of the officers and directors to carry out its business strategy. The Company anticipates the need for increased administrative and other staff as the business of the Company grows.

ITEM 2.  PROPERTIES

The Company currently maintains an office at Suite 830 - 789 West Pender Street, Vancouver, B.C., Canada as its corporate headquarters.

As of August 31, 2001, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

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


                                     Part II

ITEM 5.  MARKET FOR REGIGRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "CNHD". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal yeas ended August 31, 2001 and 2000 as follows:

                                                 Bid

                                                 2001

                                                 High              Low
First Quarter                                    8.00              3.75
Second Quarter                                   5.75              1.75
Third Quarter                                    3.75              2.50
Fourth Quarter                                   3.31              2.00

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

(b) As of August 31, 2001, the Company had approximately 435 shareholders of record of the common stock.

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

The Company had cash capital of $17,992 at 2001 year end as compared to $194,931 at 2000 year end. The decrease in cash was due an increase in accounts payable for administrative and other expenses and to the investment in the Company's Joint Venture.

The Company had no other capital resources other than the ability to use its common stock to achieve additional capital raising in a private placement. At the fiscal year end the Company had $17,992 in current assets and current liabilities of $111,485.

Plan of Operation
-----------------

On September 5, 2000, the Company announced the joint venture between it's wholly owned subsidiary, China NetTV Inc. and Sichuan Qianfeng Digital Audio/Video Equipment Co. Ltd. ("QF Digital") received approval from the Ministry of Foreign Trade and Economic Co-operation ("MOFTEC") in China.

On November 21, 2000, the Company announced it started to fund the joint venture, Chengdu Qianfeng NetTV Co. Ltd., that had received approval from MOFTEC in September, 2000. The initial funding of the joint venture is for the production of a batch of 200 trial digital set-top boxes for Nanning TV in Guangxi Province in China.

On December 1, 2000, QF Digital signed a cooperative agreement with Sichuan Provincial Cable to develop digital cable TV for the Province. The joint venture Chengdu Qianfeng NetTV Co. Ltd. will be the technology and set top box supplier.

On December 4, 2000, QF Digital signed a cooperative agreement with Sichuan Provincial Broadcasting and TV Transmission Center to develop a comprehensive digital and wireless broadcasting network for the Province. The joint venture Chengdu Qianfeng NetTV Co. Ltd. will supply the digital wireless network technology and equipment.

On June 7, 2000, QF Digital signed an agreement with Guangzhou New Data Broadband Technology Company Limited for 2,000 set-top boxes, which will be supplied through the Company's joint venture, Chengdu Qianfeng NetTV Co. Ltd.

The Company intends to continue funding the joint venture with QF Digital and exploit the growing demand for digital data transmission technology and solutions for the television broadcasting and cable industries in China.

Liquidity and Capital Resources
-------------------------------

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements.

In July 2000 the Company commenced a private placement of up to 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one share of common stock and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement. The terms of the sale provides for a commission of 7% to be paid by cash or common stock of the Company, at the option of the sales agent, excepting the sales made by related parties. At August 31, 2001, the Company had received $155,000 for the purchase of 155,000 units on which a commission of 7% will be paid on the closing date of the offering. On the date of this report there was 81,270 shares due to be issued as commission on shares issued under the private placement with an additional 10,850 for the 155,000 units on shares to be issued.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of August 31, 2001, there were approximately 14,723,480 shares of Common Stock outstanding, of which approximately 7,559,300 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages 19 through 27.


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


                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of August 31, 2001. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                  Age     Title                                   Term
----------------      ---     ---------------------------------       --------

Ernest Cheung         51      President, Treasurer and Director       Annual

Maurice Tsakok        50      Secretary and Director                  Annual

Marc Hung             56      Director                                Annual

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

Ernest Cheung, President, Treasurer, and Director, age 51, has held these titles with the Company since May, 2000. He received a B. Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now Merrill Lynch Canada. From 1992 -1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He is currently a Director of Xin Net Corp. since 1997, Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors Inc. since 1995 and Drucker Industries, Inc. since 1997.

Maurice Tsakok, Director since May 2000, age 50, was employed, from 1976 to 1994, by Bank of Montreal as Systems Analyst, from 1994 to 1996, by Sagit Mutual Funds, a mutual fund company who as a Vice-President was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). From 1997 to date he has been a principal director in Gemsco Management, Ltd. He has been a Director of the Company since 1996. He is currently a Director of Xin Net Corp. since 1997, Richco Investors Inc. since 1995.

Marc Hung, B.A.Sc.(E.E.), M.A. Sc. (E.E.) University of Montreal (1969 & 1971), Director since May 2000, age 56. From May 1992 to April 1997, Marc Hung was director, Power System Technology, a division of Institut de Recherche en Electricite du Quebec (IREQ), Hydro-Quebec's Research Institute. His main tasks consisted of general management, networking, promotion of the division's technological products and services and negotiations with potential partners for spinning off promising innovations. The field of responsibility included, amongst others, software products and services, software engineering and telecommunications technology. From May 1997 to June 1998, he was loaned by Hydro-Quebec to the Canadian Centre for Magnetic Fusion (CCFM), a fundamental research entity formed by Hydro-Quebec, the Institute National de Recherche Scientifique (INRS) and (up to March 1997) Atomic Energy of Canada Ltd. Besides general management, his main mandate was to develop and propose a plan for the commercialization of the Centre's innovative products and services. From 1997 to date he has been President and principal of Sinhoy Management, Ltd. He is currently a Director and President of Xin Net Corp. since 1998.

(e) Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director. On May 31, 2000, the Company granted 2,000,000 stock options at $1.00 per share with an expiry date of May 31, 2005, of which 500,000 of the options were issued indirectly to the Company's Officers and Directors through separate management companies. As of August 31, 2001, no options have yet been exercised.


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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to August 31, 2001 to each of its executive officers

                             SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation                         Long Term Compensation

(a)                        (b)      (c)     (d)      (e)               (f)              (g)

Name and                   Year     Salary  Bonus    Other             Restricted       Securities
Principal                           ($)     ($)      Annual            Stock            Underlying/
Position                                             Compensation      Awards           Options
                                                     ($)               ($)              (#)

Ernest Cheung              2001     0       0        0                 0                0
President, Treasurer
and Director

Maurice Tsakok             2001     0       0        0                 0                0
Secretary and Director

Marc Hung                  2001     0       0        0                 0                0
Director


(h) The Company has made no Long Term Compensation payouts (LTIP or other)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 14,723,480 shares outstanding at August 31, 2001.

Title of          Name and Address of                         Amount of Beneficial               Percent
Class             Beneficial Owner                            Interest                           of Class

Common            Richco Investors Inc.                       6,000,000                          40.8%
                  Suite 830 - 789 W. Pender St.
                  Vancouver, BC  V6C 1H2

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at August 31, 2001.

Title of          Name and Address of                         Amount of                 Percent
Class             Beneficial Owner                            Beneficial Interest       of Class

Common            Ernest Cheung                               200,400 (1)               3.3%
                  Suite 830 - 789 West Pender Street
                  Vancouver, B.C. V6C 1H2

Common            Maurice Tsakok                               42,200 (1)               1.4%
                  Suite 830 - 789 West Pender Street
                  Vancouver, B.C. V6C 1H2

Common            Marc Hung                                         0                   0.0%
                  Suite 830 - 789 West Pender Street
                  Vancouver, B.C. V6C 1H2

Total as a group                                              242,600                   4.7%

(1)  Shares are owned indirectly through Richco Investors Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of August 31, 2001 are filed as part of this report.

         (1) Financial statements of China NetTV Holdings Inc. and subsidiaries.

Year ended August 31, 2001
                                                                            Page

Independent Auditor's Report for year ended August 31, 2001..................19

Consolidated Balance Sheet at end of August 31, 2001.........................20

Consolidated Statement of Operations at end of August 31, 2001...............21

Consolidated Statement of Stockholders' Equity at end of August 31, 2001.....22

Consolidated Statement of Cash Flows at end of August 31, 2001...............23

Notes to the Consolidated Financial Statements...............................24

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



Board of Directors
China NetTV Holdings, Inc. and Subsidiary
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of China NetTV Holdings, Inc. and subsidiary (development stage company) at August 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2001 and 2000 and the period September 15, 1998 (date of inception) to August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China NetTV Holdings, Inc. and subsidiary at August 31, 2001, and the results of operations, and cash flows for the years ended August 31, 2001 and 2000 and the period September 15, 1998 (date of inception) to August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                            /s/ Andersen Andersen and Strong
November 25, 2001

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2001

================================================================================

ASSETS
CURRENT ASSETS

   Cash                                                             $    17,992
                                                                    ------------

       Total Current Assets                                              17,992
                                                                    ------------

INVESTMENT IN JOINT VENTURE AGREEMENT - Note 3                        1,280,000
                                                                    ------------

                                                                    $ 1,297,992
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable - related parties                              $    76,193
    Accounts payable                                                     35,292
                                                                    ------------

        Total Current Liabilities                                       111,485
                                                                    ------------

STOCKHOLDERS' EQUITY

   Common stock
        200,000,000 shares authorized, at $0.001 par
        value; 14,723,480 shares issued and outstanding                  14,723

    Capital in excess of par value                                    1,182,525

    Common stock subscriptions received - Note 4                        155,000

    Deficit accumulated during the development stage                   (165,741)
                                                                    ------------

       Total Stockholders' Equity                                     1,186,507
                                                                    ------------

   The accompanying notes are an integral part of these financial statements.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000 AND
      THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2001

================================================================================

                                                                   SEPT 15, 1998
                                      AUG 31,         AUG 31,        TO AUG 31,
                                       2001            2000             2001
                                   -------------   -------------   -------------

REVENUES                           $      1,448    $          -    $      1,448

EXPENSES                                 69,601          78,995         167,189
                                   -------------   -------------   -------------
NET LOSS                           $    (68,153)   $    (78,995)   $   (165,741)
                                   =============   =============   =============


NET LOSS PER COMMON SHARE

   Basic                           $          -    $       (.01)
                                   -------------   -------------


AVERAGE OUTSTANDING SHARES

    Basic                            14,723,480      13,562,480
                                   -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                             CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                    (DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION)
                                         TO AUGUST 31, 2001
===================================================================================================

                                                       COMMON STOCK        CAPITAL IN
                                                 ------------------------   EXCESS OF   ACCUMULATED
                                                    SHARES       AMOUNT     PAR VALUE     DEFICIT
                                                 -----------  -----------  -----------  -----------
BALANCE SEPTEMBER 15, 1998 (date of inception)            -   $        -   $        -   $        -

Issuance of common stock for cash
   at $.001 - February 5, 1999                    6,000,000        6,000            -            -

Issuance of common stock for cash
   at $.002 - February 7, 1999                    7,500,000        7,500        7,500            -

Issuance of common stock for cash
   at $.10 - February 23, 1999                       62,480           62        6,186            -

Capital contributions - expenses
   paid by officer                                        -            -        4,500

Net operating loss for the year ended
   August 31, 1999                                        -            -            -      (18,593)
                                                 -----------  -----------  -----------  -----------

BALANCE AUGUST 31, 1999                          13,562,480       13,562       18,186      (18,593)

Capital contributions - expenses
   paid by officer                                        -            -        4,500            -

Net operating loss for the year ended
   August 31, 2000                                        -            -            -      (78,995)
                                                 -----------  -----------  -----------  -----------

BALANCE AUGUST 31, 2000                          13,562,480       13,562       22,686      (97,588)

Issuance of common stock for cash at $1.00 -
   December 2000 through June 2001                1,161,000        1,161    1,159,839            -

Net operating loss for the year ended
   August 31, 2001                                        -            -            -      (68,153)
                                                 -----------  -----------  -----------  -----------

BALANCE AUGUST 31, 2001                          14,723,480   $   14,723   $1,182,525   $ (165,741)
                                                 ===========  ===========  ===========  ===========

             The accompanying notes are an integral part of these financial statements.

                                                22

                            CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                   (DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000 AND THE PERIOD
                    SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2001
=================================================================================================

                                                                                     SEPT 15, 1998
CASH FLOWS FROM                                           AUG 31,        AUG 31,     TO AUGUST 31,
   OPERATING ACTIVITIES                                    2001           2000           2001
                                                       ------------   ------------   ------------
Net loss                                               $   (68,153)   $   (78,995)   $  (165,741)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities

     Change in accounts payable                             33,624         (1,211)        35,292
     Capital contribution - expenses                             -          4,500          9,000
                                                       ------------   ------------   ------------

          Net Decrease in Cash From Operations             (34,529)       (75,706)      (121,449)
                                                       ------------   ------------   ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES

     Investment in joint venture                        (1,280,000)             -     (1,280,000)
                                                       ------------   ------------   ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

     Common stock subscriptions received                   (15,000)       170,000        155,000
     Proceeds from loan - related party                     (8,410)        80,103         76,193
     Proceeds from issuance of common stock              1,161,000              -      1,188,248
                                                       ------------   ------------   ------------
                                                         1,137,590        250,103      1,419,441
                                                       ------------   ------------   ------------

   Net Increase in Cash                                   (176,939)       174,397         17,992

   Cash at Beginning of Period                             194,931         20,534              -
                                                       ------------   ------------   ------------

   Cash at End of Period                               $    17,992    $   194,931    $    17,992
                                                       ============   ============   ============

SCHEDULE OF NONCASH FLOWS FROM OPERATING ACTIVITIES

    Capital contributions - expenses paid by officer   $     4,500    $     9,000
                                                       ------------   ------------

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

The Company was organized for the purpose of marketing retail specialty coffee through the establishment of coffee kiosks however during May 2000 the Company changed its business purpose to the operations of digital technology. Note 3.

Since its inception the Company has completed private placement offerings of 14,723,480 shares of its capital stock for cash.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On August 31, 2001 the Company had a net operating loss carryforward of $165,741. The tax benefit of approximately $ 49,722 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2022

Basic Net Income (Loss) Per Share
---------------------------------

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

================================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Principals of Consolidation
---------------------------

The consolidated financial statements shown in this report includes the operating information of the parent and its wholly owned subsidiary. All intercompany transactions have been eliminated

Financial Instruments
---------------------

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

3.  ACQUISITION OF ALL OUTSTANDING SHARES OF CHINA NETTV INC.

During May 2000 the Company acquired all of the outstanding stock of China NetTV Inc. (subsidiary) which was organized in the Virgin Islands on January 31, 2000. China NetTV Inc. does not have any operations and does not own any assets except for the joint venture agreement outlined in the following. The acquisition was recorded as a purchase with no value being recognized.

On June 30, 2000 China NetTV Inc.(subsidiary) (party B) entered into a joint venture agreement with Chengdu Qianfeng Digital AV Equipment Co. Ltd., (party A) a Chinese company, by the mutual formation of a joint venture company known as "Chengdu Qianfeng NetTV CO., LTD in which each partner will own approximately one half interest.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================

3.  ACQUISITION OF ALL OUTSTANDING SHARES OF CHINA NETTV INC. - continued

The business purpose of the joint venture company is to develop network technology and information appliance products, hardware and software products of information technology, information consultant, technique and maintenance service, network system integration, cable digital TV head-end integration, network connection equipment, satellite ground station equipment, and cable and wireless digital transmit equipment.

The terms of the joint venture agreement provides for the contributions by each party of follows:

Party A to contribute all its effective assets, based on an appraisal, as its investment.
Party B to contribute cash, as its investment, as outlined in the following;
(1) $1,500,000 as an initial payment to purchase a 13% interest in the joint venture.
(2) $9,006,000, due in installments as needed during the development of the project, to purchase the balance of 38% interest in the joint venture.

The terms of the original joint venture agreement provided for installment payments, on stated dates, (which were not meet) by party B of the amounts listed above, however, the due dates of the payments have been extended and are presently being re-negotiated by the parties including a change in the default provisions. At the date of this report the agreement is considered to be in good standing by both parties.

On the date of this report party B had paid $1,280,000 of the $1,500,000 due, to complete the purchase of the initial interest in the joint venture.

In the event that party B fails to contribute the total amount of $10,506,000 by the dates to be negotiated, then party B's interest in the joint venture will be adjusted to the actual investment made by party B.

On the date of this report the joint venture had completed an agreement of acceptance, with the province of Sichuan, China, to provide a digital cable system and negotiations were in progress for five other provinces. There can be no assurance that the joint venture will be successful in the negotiations.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

================================================================================

4.   STOCK SUBSCRIPTIONS RECEIVED

The Company has commenced a private placement sale of 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one common share and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement or a sooner date as determined by management. The terms of the sale provides for a commission of 7% to be paid by common stock of the Company, excepting the sales made by related parties. At August 31, 2001 the Company had received $155,000 for the purchase of 155,000 units on which a commission of 7% will be paid on the closing date of the offering. On the date of this report there was 81,270 shares due to be issued as commission on shares issued under the private placement with an additional 10,850 for the 155,000 units on shares to be issued.

5.  RELATED PARTY TRANSACTIONS

Related parties have acquired 41% of the common stock issued.
Related parties have made non interest bearing, demand, loans to the Company of $76,193.

6.  STOCK OPTION PLAN

The Company's board of directors approved a stock option plan for the sale of 2,000,000 shares of the company's common stock at $1.00 per share. The stock option plan will expire in May 2005 or the directors have retained the right to cancel the plan at any time before May 2005 and can make awards to the officers and directors, employees, and others as designated by the directors.

No shares have been issued under the plan.

7.  GOING CONCERN

The Company does not have the working capital necessary to service its debt and to comply with the terms of the contract outlined in note 3.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year.

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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant
3.2 (a)           By-laws of the Registrant
99.1(b)           News Release of Registrant, dated September 5, 2000
99.2(b)           News Release of Registrant, dated November 21, 2000
99.3(c)           News Release of Registrant, dated December 1, 2000
99.4(c)           News Release of Registrant, dated December 4, 2000
99.5              News Release of Registrant, dated June 7, 2001

--------------------------------------------

(a) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Included as an Exhibit to China NetTV Holdings Inc.'s quarterly report on Form 10Q filed on January 12, 2000

(c) Included as an Exhibit to China NetTV Holdings Inc.'s quarterly report on Form 10Q filed on April 13, 2000


b)       Reports on Form 8-K

There have been no current reports on Form 8-K filed by the Registrant for the three months ended August, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 29, 2001          CHINA NETTV HOLDINGS INC.


                                            By:  /S/ Ernest Cheung
                                            ------------------------------------
                                            Ernest Cheung
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Ernest Cheung           President and Director             November 29, 2001
------------------------
Ernest Cheung

/S/ Maurice Tsakok          Secretary and Director             November 29, 2001
------------------------
Maurice Tsakok

/S/ Marc Hung               Director                           November 29, 2001
------------------------
Marc Hung