Form 10QSB
period 2001-11-30
CHINA NETTV HOLDINGS INC
filed 2002-01-17
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                For the quarterly period ended November 30, 2001

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.001 par value                      14,723,480
               (Class)                     (Outstanding as of November 30, 2001)

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at November 30, 2001 and August 31, 2000.............3

         Consolidated Statement of Operations
              for the three and nine months ended November 30, 2001 and November 30, 2000 and for the Period September 15, 1998
             (date of inception) to November 30, 2001.........................4

         Consolidated Statement of Cash Flows
              for the three months ended November 30, 2001 and November 30, 2000 and for the period September 15, 1998 (date of inception)
               to November 30, 2001...........................................5

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             November 30, 2001................................................6

         Notes to Financial Statements........................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14


Part I............FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS (UNAUDITED)


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                         November 30 and August 31, 2001
                         -------------------------------

                                      ASSETS
                                      ------                    November 30,        August 31,
                                                                    2001              2001
                                                                    ----              ----
Current Assets
   Cash                                                         $     4,326       $    17,992
                                                                ------------      ------------
   Total current assets                                               4,326            17,992
                                                                ------------      ------------
Investment in joint venture - Note 3                              1,280,000         1,280,000
                                                                ------------      ------------
                                                                $ 1,284,326       $ 1,297,992
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - related parties                           $    76,193       $    76,193
   Accounts payable                                                  29,168            35,292
                                                                ------------      ------------
   Total Current Liabilities                                        105,361           111,485
                                                                ------------      ------------

                              STOCKHOLDERS' EQUITY
Common stock
  200,000,000 shares authorized, at $0.001 par value;
   14,723,480 shares issued and outstanding                          14,723            14,723

Capital in excess of par value                                    1,182,525         1,182,525

Common stock subscriptions received - Note 4                        155,000           155,000

Deficit accumulated during the development stage                   (173,283)         (165,741)
                                                                ------------      ------------
Total Stockholders' Equity                                        1,178,965         1,186,507
                                                                ------------      ------------
                                                                $ 1,284,326       $ 1,297,992
                                                                ============      ============

    The accompanying notes are an integral part of these financial statements


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              For the Three Months Ended November 30, 2001 and 2000
   and the Period September 15, 1998 (Date of Inception) to November 30, 2001
   --------------------------------------------------------------------------

                                                                         September 15,
                                                                            1998 to
                                              November 30                 November 30,
                                         2001             2000                2001
                                         ----             ----                ----
Revenues                           $            -   $        1,448       $       1,448

Expenses                                    7,542           24,529             174,731
                                   ---------------  ---------------      --------------
Net loss                           $       (7,542)  $      (23,081)      $    (173,283)
                                   ===============  ===============      ==============
Net loss per common share
Basic                              $            -   $            -
                                   ---------------  ---------------
Average outstanding shares
Basic                                  14,723,480       13,562,480
                                   ---------------  ---------------


    The accompanying notes are an integral part of these financial statements


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Three Months Ended November 30, 2001 and 2000
   and the Period September 15, 1998 (Date of Inception) to November 30, 2001
   --------------------------------------------------------------------------


                                                                                                       September 15,
                                                                                                          1998 to
                                                                            November 30,                November 30
                                                                       2001             2000                2001
                                                                       ----             ----        -       ----
Cash flows from operating activities
   Net loss                                                      $        (7,542) $       (23,081)     $    (173,283)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in accounts payable                                            (6,124)           8,750             29,168
    Capital contribution - expenses                                            -                -              9,000
                                                                 ---------------- ----------------     --------------
Net Decrease in Cash From Operations                                     (13,666)         (14,331)          (135,115)
                                                                 ---------------- ----------------     --------------

Cash Flows from Investing Activity
   Investment in joint venture - Note 3                                        -         (500,000)        (1,280,000)
                                                                 ---------------- ----------------     --------------

Cash Flows from Financing Activities
   Common stock subscriptions received                                         -          316,000            155,000
   Proceeds from loan - related party                                          -           13,011             76,193
   Proceeds from issuance of common stock                                      -                -          1,188,248
                                                                 ---------------- ----------------     --------------

                                                                               -          329,011          1,419,441
                                                                 ---------------- ----------------     --------------

Net Increase (decrease) in Cash                                          (13,666)        (185,320)             4,326

Cash at beginning of period                                               17,992          194,931                  -
                                                                 ---------------- ----------------     --------------

Cash at end of period                                            $         4,326  $         9,611      $       4,326
                                                                 ================ ================     ==============

Schedule of non cash flows from operating activities
   Capital contributions - expenses paid by officer                                                    $       9,000
                                                                                                       --------------

    The accompanying notes are an integral part of these financial statements


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   For the Period September 15, 1998 (Date of Inception) to November 30, 2001
   --------------------------------------------------------------------------
                                                                                   Capital in
                                                         Common Stock               Excess of        Accumulated
                                                    Shares           Amount         Par Value          Deficit
                                                    ------           ------         ---------          -------
Balance, September 15, 1998
 (date of inception)                                       -   $             -   $             -  $             -
Issuance of common stock for cash
 - at $0.001 - February 5, 1999                    6,000,000             6,000                 -                -

Issuance of common stock for cash
 - at $0.002 - February 7, 1999                    7,500,000             7,500             7,500                -

Issuance of common stock for cash
 - at $0.10 - February 23, 1999                       62,480                62             6,186                -

Capital contributions
 - expenses paid by officers                               -                 -             4,500                -

Net operating loss for the year ended
 August 31, 1999                                           -                 -                 -          (18,593)
                                                 ------------  ----------------  ---------------- ----------------

Balance, August 31, 1999                          13,562,480            13,562            18,186          (18,593)

Capital contributions
 - expenses paid by officers                               -                 -             4,500                -

Net operating loss for the year ended
 August 31, 2000                                           -                 -                 -          (78,995)
                                                 ------------  ----------------  ---------------- ----------------

Balance, August 31, 2000                          13,562,480            13,562            22,686          (97,588)

Issuance of common stock for cash
 - at $1.00                                        1,161,000             1,161         1,159,839                -

Net operating loss for the year
 ended August 31, 2001                                     -                 -                 -          (68,153)
                                                 ------------  ----------------  ---------------- ----------------

Balance, August 31, 2001                          14,723,480   $        14,723   $     1,182,525  $      (165,741)

Net  operating  loss  for the  three  months
ended November 30, 2001                                    -                 -                 -           (7,542)
                                                 ------------  ----------------  ---------------- ----------------

Balance, November 30, 2001                        14,723,480   $        14,723   $     1,182,525  $      (173,283)
                                                 ============  ================  ================ ================

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


Note 1        Organization
------        ------------

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

              Since its inception the Company has completed private placement offerings of 14,723,480 shares of its capital stock for cash.

              The Company is in the development stage.

Note 2        Summary Of Significant Accounting Policies
------        ------------------------------------------

              Accounting Methods
              ------------------

              The Company recognizes income and expenses based on the accrual method of accounting.

              Dividend Policy
              ---------------

              The Company has not yet adopted a policy regarding payment of dividends.

              Income Taxes
              ------------

              On November 30, 2001, the Company had a net operating loss carryforward of $173,283. The tax benefit of approximately $51,985 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2022.

              Basic Net Income (Loss) Per Share
              ---------------------------------

              Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

------   ------------------------------------------------------

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

              Other Recent Accounting Pronouncements
              --------------------------------------

              The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

Note 3   Acquisition of all Outstanding Shares of China NetTV Inc.
------   ---------------------------------------------------------

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

              On June 30, 2000 China NetTV Inc. (subsidiary) (party B) entered into a joint venture agreement with Chengdu Qianfeng Digital AV Equipment Co. Ltd., (party A) a Chinese company, by the mutual formation of a joint venture company known as "Chengdu Qianfeng NetTV CO., LTD in which each partner will own approximately one half interest.

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

              The terms of the joint venture agreement provides for the contributions by each party as follows:

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

              The terms of the original joint venture agreement provided for installment payments, on stated dates, (which were not met) by party B of the amounts listed above, however, the due dates of the payments have been extended and are presently being re-negotiated by the parties including a change in the default provisions. At the date of this report the agreement is considered to be in good standing by both parties.

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

Note 4     Stock Subscriptions Received
------     ----------------------------

              The Company has commenced a private placement sale of 10,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase an additional unit until August 15, 2002 for $1.50. Each additional unit consists of one common share and one warrant to purchase an additional common share for $2.50 until August 15, 2003. There is no minimum sales requirement and the shares will be issued on the closing date of the private placement or a sooner date as determined by management. The terms of the sale procides for a commission of 7% to be paid by common stock of the Company, excepting the sales made by related parties. At November 30, 2001 the Company had received $155,000 for the purchase of 155,000 units on which a commission of 7% will be paid on the closing date of the offering. On the date of this report there was 81,270 shares due to be issued as commission on shares issued under private placement with an additional 10,850 for the 155,000 units on shares to be issued.

Note 5     Related Party Transactions
------     --------------------------

              Related parties have acquired 41% of the common stock issued. Related parties have made non interest bearing, demand, loans to the Company of $76,193.

Note 6     Stock Option Plan
------     -----------------

              The Company's board of directors approved a stock option plan for the sale of 2,000,000 shares of the company's common stock at $1.00 per share. The stock option plan will expire in May 2005 or the directors have retained the right to cancel the plan at any time before May 2005 and can make awards to the officers and directors, employees, and others as designated by the directors.

              No shares have been issued under the plan.

Note 7     Going Concern
------     -------------

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

Plan of Operations
------------------

The Company is continuing to use the proceeds from private placements to fund the Company's joint venture with Chengdu Qianfeng Digital AV Equipment Co. Ltd., in the production of trial digital set-top boxes for Nanning TV in Guangxi Province and to fund other opportunities relating to the growing demand for digital data transmission technology and solutions for the television broadcasting and cable industries in China.

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements.

Results of Operations
---------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $7,542 stemming from general, administrative and tax expenditures.

Liquidity
---------

As of November 30, 2001 the Company had total current assets of $4,326 and total liabilities of $105,361.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of November 30, 2001, there were approximately 14,723,480 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

-----------------------

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Reports on Form 8-K filed during the three months ended November 30, 2001.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended November 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 17, 2002                       China NetTV Holdings Inc.

                                              /s/ Ernest Cheung
                                              --------------------------
                                              Ernest Cheung
                                              President