Form 10QSB
period 2002-02-28
CHINA NETTV HOLDINGS INC
filed 2002-04-11
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended February 28, 2002

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

Yes      X                 No
    --------------            --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, $0.001 par value                       37,446,200
            (Class)                        (Outstanding as of February 28, 2002)

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at February 28, 2002 and August 31, 2001..............3

         Consolidated Statement of Operations
              for the three and six months ended February 28, 2002 and 2001 and for the Period September 15, 1998 (date of inception) to
              February 28, 2002................................................4

         Consolidated Statement of Cash Flows for the six months ended February
              28, 2002 and 2001 and for the period September 15, 1998 (date of inception)
               to February 28, 2002............................................5

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             February 28, 2002.................................................6

         Notes to Financial Statements.........................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15


Part I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)

                         CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                (Development Stage Company)
                                CONSOLIDATED BALANCE SHEETS
                           February 28, 2002 and August 31, 2001
                           -------------------------------------


                                                              February 28,         August 31,
                                       ASSETS                    2002                 2001
                                       ------                    ----                 ----
Current Assets
   Cash                                                   $            983     $         17,992
                                                          -----------------    -----------------
   Total current assets                                                983               17,992
                                                          -----------------    -----------------

Investment in joint venture - Note 3                             1,280,000            1,280,000
                                                          -----------------    -----------------

                                                          $      1,280,983     $      1,297,992
                                                          =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - related parties                     $         76,193     $         76,193
   Accounts payable                                                 30,829               35,292
                                                          -----------------    -----------------

Total Current Liabilities                                          107,022              111,485
                                                          -----------------    -----------------


                              STOCKHOLDERS' EQUITY
                              --------------------
Common stock
  200,000,000 shares authorized, at $0.001 par value;
  37,446,200 shares issued and outstanding                          37,446               14,723
                                                          -----------------    -----------------

Capital in excess of par value                                   1,364,802            1,182,525

Common stock subscriptions                                               -              155,000

Deficit accumulated during the development stage                  (228,287)            (165,741)
                                                          -----------------    -----------------

Total Stockholders' Equity                                       1,173,961            1,186,507
                                                          -----------------    -----------------

                                                          $      1,280,983     $      1,297,992
                                                          =================    =================

         The accompanying notes are an integral part of these financial statements

                                            3

                              CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                     (Development Stage Company)
                                CONSOLIDATED STATEMENT OF OPERATIONS
                    for the three and six months ended February 28, 2002 and 2001 and the Period September 15, 1998 (Date of Inception) to February 28, 2002
             --------------------------------------------------------------------------



                                                                                                            September 15,
                                           Three months ended                  Six months ended                1998 to
                                              February 28,                       February 28,                February 28,
                                         2002             2001              2002              2001               2002
                                         ----             ----              ----              ----               ----
Revenues                           $            -   $            -    $            -    $        1,448     $         1,448

Expenses                                   55,004           19,851            62,546            44,380             229,735
                                   ---------------  ---------------   ---------------   ---------------    ----------------
Net loss                           $ (     55,004)  $ (     19,851)   $ (     62,546)   $ (     42,932)    $ (     228,287)
                                   ===============  ===============   ===============   ===============    ================
Net loss per common share
Basic                              $ (       0.00)  $ (       0.00)   $ (       0.00)   $ (       0.00)
                                   ===============  ===============   ===============   ===============
Average outstanding shares
Basic                                  37,446,200       35,121,200        36,904,008        35,121,200
                                   ===============  ===============   ===============   ===============


              The accompanying notes are an integral part of these financial statements

                                                 4


                              CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                     (Development Stage Company)
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                         for the six months ended February 28, 2002 and 2001
             and the Period September 15, 1998 (Date of Inception) to February 28, 2002
             --------------------------------------------------------------------------

                                                                 Six months ended
                                                                   February 28,                   Sept 15, 1998
                                                            2002                 2001            to Feb 28, 2002
                                                            ----                 ----            ---------------
Cash flows from operating activities
   Net loss                                           $ (       62,546)    $ (       42,932)      $(      228,287)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in accounts payable                          (        4,463)              75,853                30,829
    Capital contribution - expenses                                  -                    -                 9,000
    Issuance of common stock for expenses                       50,000                    -                50,000
                                                      -----------------    -----------------      ----------------
Net Decrease in Cash From Operations                    (       17,009)              32,921        (      138,458)
                                                      -----------------    -----------------      ----------------
Cash Flows from Investing Activity
   Investment in joint venture                                       -       (      550,000)       (    1,280,000)
                                                      -----------------    -----------------      ----------------
Cash Flows from Financing Activities
   Common stock subscriptions received                               -       (      170,000)              155,000
   Proceeds from loan - related party                                -               10,020                76,193
   Proceeds from issuance of common stock                            -              486,000             1,188,248
                                                      -----------------    -----------------      ----------------
                                                                     -              326,020             1,419,441
                                                      -----------------    -----------------      ----------------
Net (decrease) increase in cash                         (       17,009)      (      191,059)                  983

Cash at beginning of period                                     17,992              194,931                     -
                                                      -----------------    -----------------      ----------------
Cash at end of period                                 $            983     $          3,872       $           983
                                                      =================    =================      ================
Schedule of non-cash flows from operating
 activities
   Capital contributions
    - expenses paid by officer                        $              -     $              -       $         9,000
   Issuance of 100,000 common shares for
    consulting expense - at $0.50                               50,000                    -                50,000
                                                      -----------------    -----------------      ----------------
                                                      $         50,000     $              -       $        59,000
                                                      =================    =================      ================


              The accompanying notes are an integral part of these financial statements

                                                 5

                              CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                     (Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             For the period September 15, 1998 (Date of Inception) to February 28, 2002
   --------------------------------------------------------------------------

                                                                                    Capital in
                                                        Common Stock                Excess of        Accumulated
                                                  Shares*           Amount          Par Value          Deficit
                                                  ------            ------          ---------          -------
Balance, September 15, 1998
 (date of inception)                                       -   $             -   $             -  $             -
Issuance of common stock for cash
 - at $0.001 - February 5, 1999                   15,000,000             6,000                 -                -
Issuance of common stock for cash
 - at $0.002 - February 7, 1999                   18,750,000             7,500             7,500                -
Issuance of common stock for cash
 - at $0.10 - February 23, 1999                      156,200                62             6,186                -
Capital contributions
 - expenses paid by officers                               -                 -             4,500                -
Net operating loss for the year ended
 August 31, 1999                                           -                 -                 -     (     18,593)
                                                 ------------      ------------      ------------    -------------
Balance, August 31, 1999                          33,906,200            13,562            18,186     (     18,593)
Capital contributions
 - expenses paid by officers                               -                 -             4,500                -
Net operating loss for the year ended
 August 31, 2000                                           -                 -                 -     (     78,995)
                                                 ------------      ------------      ------------    -------------
Balance, August 31, 2000                          33,906,200            13,562            22,686     (     97,588)
Issuance of common stock for cash
 - at $1.00                                        2,902,500             1,161         1,159,839                -
Net operating loss for the year
 ended August 31, 2001                                     -                 -                 -     (     68,153)
                                                 ------------      ------------      ------------    -------------
Balance, August 31, 2001                          36,808,700   $        14,723   $     1,182,525  $  (    165,741)
Issuance of common stock for cash
 - at $0.10                                          387,500               155           154,845                -
Issuance of common stock for
 consulting fee - at $0.50                           250,000               100            49,900                -
                                                 ------------      ------------      ------------    -------------
                                                  37,446,200            14,978         1,387,270     (    165,741)
Stock split 5:2                                            -            22,468      (     22,468)               -
Net operating loss for the six months
 ended February 28, 2002                                   -                 -                 -     (     62,546)
                                                 ------------      ------------      ------------    -------------
Balance, February 28, 2002                        37,446,200   $        37,446   $     1,364,802  $  (    228,287)
                                                 ============      ============      ============    =============

         * The number of shares outstanding has been retroactively restated for the effect of a forward stock split completed on December 17, 2001 on a basis of 5 for 2.

    The accompanying notes are an integral part of these financial statements

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2002
                                -----------------


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

              Income Taxes
              ------------

              On February 28, 2002, the Company had a net operating loss carryforward of $228,287. The tax benefit of approximately $68,486 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2022.

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

              Principals of Consolidation
              ---------------------------

              The consolidated financial statements shown in this report includes the operating information of the parent and its wholly owned subsidiary. All intercompany transactions have been eliminated.

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes to the Financial Statements
February 28, 2002 - Page 2

Note 2        Summary Of Significant Accounting Policies - (cont'd)
------        -----------------------------------------------------

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

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes to the Financial Statements
February 28, 2002 - Page 3

Note 3        Acquisition of all Outstanding Shares of China NetTV Inc. -
              (cont'd)
              ------------------------------------------------------------

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

Note 4        Related Party Transactions
------        --------------------------

              Related parties have acquired 40% of the common stock issued. Related parties have made non interest bearing, demand, loans to the Company of $76,193.

Note 5        Stock Option Plan
------        -----------------

              The Company's board of directors approved a stock option plan for the sale of 5,000,000 shares of the company's common stock at $0.40 per share. The stock option plan will expire in May 2005 or the directors have retained the right to cancel the plan at any time before May 2005 and can make awards to the officers and directors, employees, and others as designated by the directors.

              No shares have been issued under the plan.

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes to the Financial Statements
February 28, 2002 - Page 4

Note 6     Going Concern
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

On December 17, 2001, the Company's Board of Directors announced a forward stock split of 5 shares for 2 shares, increasing the number of the Company's shares issued and outstanding from 14,978,480 to 37,446,200. The Company believes the forward split will enhance the marketability of its shares.

Results of Operations
---------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $55,004 stemming from general, administrative and tax expenditures.

Liquidity
---------

As of February 28, 2002 the Company had total current assets of $1,280,983 and total liabilities of $107,022

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

Part II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      By-laws of the Registrant (1)

         99.1     Press Release dated December 12, 2001: New Stock Split Ratio



         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Reports on Form 8-K filed during the three months ended February 28, 2002.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended February 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 10, 2002                        China NetTV Holdings Inc.

                                             /s/ Ernest Cheung
                                             --------------------------
                                             Ernest Cheung
                                             President