Form 10QSB/A
period 2002-02-28
CHINA NETTV HOLDINGS INC
filed 2002-04-15
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                                                          =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - related parties                     $         76,193     $         76,193
   Accounts payable                                                 30,829               35,292
                                                          -----------------    -----------------

Total Current Liabilities                                          107,022              111,485
                                                          -----------------    -----------------

                              STOCKHOLDERS' EQUITY
                              --------------------
Common stock
  200,000,000 shares authorized, at $0.001 par value;
  37,446,200 shares issued and outstanding                          37,446               36,809
                                                          -----------------    -----------------

Capital in excess of par value                                   1,364,802            1,160,439

Common stock subscriptions                                               -              155,000

Deficit accumulated during the development stage                  (228,287)            (165,741)
                                                          -----------------    -----------------

Total Stockholders' Equity                                       1,173,961            1,186,507
                                                          -----------------    -----------------

                                                          $      1,280,983     $      1,297,992
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
                                                      =================    =================      ================

              The accompanying notes are an integral part of these financial statements

                                                 5


                            CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                   (Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the period September 15, 1998 (Date of Inception) to February 28, 2002
           --------------------------------------------------------------------------

                                                                    Capital in
                                              Common Stock           Excess of     Accumulated
                                          Shares*        Amount      Par Value       Deficit
                                        ------------  ------------  ------------   ------------
Balance, September 15, 1998
 (date of inception)                             --   $        --   $        --    $        --
Issuance of common stock for cash
 - at $0.001 - February 5, 1999          15,000,000        15,000            --             --
Issuance of common stock for cash
 - at $0.002 - February 7, 1999          18,750,000        18,750         3,750             --
Issuance of common stock for cash
 - at $0.10 - February 23, 1999             156,200           156         6,092             --
Capital contributions
 - expenses paid by officers                     --            --         4,500             --
Net operating loss for the year ended
 August 31, 1999                                 --            --            --        (18,593)
                                        ------------  ------------  ------------   ------------
Balance, August 31, 1999                 33,906,200        33,906        (2,158)       (18,593)
Capital contributions
 - expenses paid by officers                     --            --         4,500             --
Net operating loss for the year ended
 August 31, 2000                                 --            --            --        (78,995)
                                        ------------  ------------  ------------   ------------
Balance, August 31, 2000                 33,906,200        33,906         2,342        (97,588)
Issuance of common stock for cash
 - at $1.00                               2,902,500         2,903     1,158,097             --
Net operating loss for the year
 ended August 31, 2001                           --            --            --        (68,153)
                                        ------------  ------------  ------------   ------------
Balance, August 31, 2001                 36,808,700   $    36,809   $ 1,160,439    $  (165,741)
Issuance of common stock for cash
 - at $0.10                                 387,500           387       154,845             --
Issuance of common stock for
 consulting fee - at $0.50                  250,000           250        49,900             --
                                        ------------  ------------  ------------   ------------
                                         37,446,200        37,446     1,364,802       (165,741)
Net operating loss for the six months
 ended February 28, 2002                         --            --            --        (62,546)
                                        ------------  ------------  ------------   ------------
Balance, February 28, 2002               37,446,200   $    37,446   $ 1,364,802    $  (228,287)
                                        ============  ============  ============   ============

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

    The accompanying notes are an integral part of these financial statements

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2002
                                -----------------

Note 1        Interim Financial Statements
------        ------------

              The accompanying balance sheets of China NetTV Holdings, Inc. at February 28, 2002 and August 31, 2001 and the related statements of operations and cash flows for the three and six months ended February 28, 2002 and 2001 and the period September 15, 1998 (Date of Inception) to February 28, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

              Operation results for the quarter ended February 28, 2002 are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.


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

Note 4        Significant Transactions with Related Parties
------        --------------------------

Officers and directors have acquired 40% of the common stock issued, and have made non interest bearing, demand, loans to the Company of $76,193.

Note 5        Stock Option Plan
------        -----------------

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

Part II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      By-laws of the Registrant (1)

         99.1(2)  Press Release dated December 12, 2001: New Stock Split Ratio

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

         (2) Included as an Exhibit to China NetTV Holdings Inc.'s quarterly report on Form 1-Q filed on April 10, 2002

(b) Reports on Form 8-K filed during the three months ended February 28, 2002.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended February 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2002                        China NetTV Holdings Inc.

                                             /s/ Ernest Cheung
                                             --------------------------
                                             Ernest Cheung
                                             President