Form 10QSB
period 2002-05-31
CHINA NETTV HOLDINGS INC
filed 2002-07-15
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                   For the quarterly period ended May 31, 2002

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         98-02031-70
(State or other jurisdiction of                (IRS Employee Identification No.)
 ncorporation or organization)

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

Yes      X                 No
    --------------            --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.001 par value                    37,446,200
                       (Class)                 (Outstanding as of July 15, 2002)

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at May 31, 2002 and August 31, 2001...................3

         Consolidated Statement of Operations
              for the six and nine months ended May 31, 2002 and 2001
              and for the Period September 15, 1998 (date of inception) to
              May 31, 2002.....................................................4

         Consolidated Statement of Cash Flows for the nine months ended May 31,
              2002 and 2001 and for the period September 15, 1998 (date of inception)
               to May 31, 2002.................................................5

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             May 31, 2002......................................................6

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

Item 6.  Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15


Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                         CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                (Development Stage Company)
                                CONSOLIDATED BALANCE SHEETS
                             May 31, 2002 and August 31, 2001
                             --------------------------------

                                                                   May 31,         August 31,
                                   ASSETS                           2002              2001
                                   ------                           ----              ----
Current Assets
   Cash                                                         $       992       $    17,992
                                                                ------------      ------------
   Total current assets                                                 992            17,992
                                                                ------------      ------------

Investment in joint venture - Note 3                              1,280,000         1,280,000
                                                                ------------      ------------

                                                                $ 1,280,992       $ 1,297,992
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - related parties                           $    76,193       $    76,193
   Accounts payable                                                  45,874            35,292
                                                                ------------      ------------

Total Current Liabilities                                           122,067           111,485
                                                                ------------      ------------

                              STOCKHOLDERS' EQUITY
Common stock
  200,000,000 shares authorized, at $0.001 par value;
  37,446,200 shares issued and outstanding                           37,446            36,809

Capital in excess of par value                                    1,364,802         1,160,439

Common stock subscriptions                                                -           155,000

Deficit accumulated during the development stage                   (243,323)         (165,741)
                                                                ------------      ------------

Total Stockholders' Equity                                        1,158,925         1,186,507
                                                                ------------      ------------

                                                                $ 1,280,992       $ 1,297,992
                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.


                                         CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                                (Development Stage Company)
                                       CONSOLIDATED STATEMENT OF OPERATIONS For the
                                 Three and Nine Months Ended May 31, 2002 and May 31, 2001
                           and the Period September 15, 1998 (Date of Inception) to May 31, 2002
                           ---------------------------------------------------------------------


                                             3 months                           9 months
                                             --------                           --------
                                    May 31,            May 31,            May 31,           May 31,        Sept 15, 1998
                                      2002              2001               2002              2001         to May 31, 2002
                                      ----              ----               ----              ----         ---------------
Revenues                        $          -       $          -       $          -       $      1,448       $      1,448

Expenses                              15,036              9,374             77,582             53,754            244,771
                                -------------      -------------      -------------      -------------      -------------

Net loss                        $    (15,036)      $     (9,374)      $    (77,582)      $    (52,306)      $   (243,323)
                                =============      =============      =============      =============      =============
Net loss per common share
Basic                           $          -       $          -       $          -       $          -
                                -------------      -------------      -------------      -------------

Average outstanding shares
Basic                             37,446,200         35,357,000         37,276,756         35,357,000
                                -------------      -------------      -------------      -------------

                        The accompanying notes are an integral part of these financial statements.

                                                             4


                                  CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                         (Development Stage Company)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                           For the Nine Months Ended May 31, 2002 and May 31, 2001
                    and the Period September 15, 1998 (Date of Inception) to May 31, 2002
                    ---------------------------------------------------------------------

                                                                      9 months
                                                                      --------
                                                              May 31,           May 31,        Sept 15, 1998
                                                               2002              2001         to May 31, 2002
                                                               ----              ----         ---------------
Cash flows from operating activities
   Net loss                                                $   (77,582)      $   (52,306)      $  (243,323)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in accounts payable                                  10,582            66,223            45,874
    Capital contribution - expenses                                  -                 -             9,000
    Issuance of common stock for expense                        50,000                 -            50,000
                                                           ------------      ------------      ------------
Net Decrease in Cash From Operations                           (17,000)           13,917          (138,449)
                                                           ------------      ------------      ------------

Cash Flows from Investing Activity
   Investment in joint venture - Note 7                              -          (930,000)       (1,280,000)
                                                           ------------      ------------      ------------

Cash Flows from Financing Activities
   Common stock subscriptions received                               -            55,000           155,000
   Proceeds from loan - related party                                -            (8,410)           76,193
   Proceeds from issuance of common stock                            -           936,000         1,188,248
                                                           ------------      ------------      ------------

                                                                     -           982,590         1,419,441
                                                           ------------      ------------      ------------

Net Increase (Decrease) in Cash                                (17,000)           66,507               992

Cash at beginning of period                                     17,992           194,931                 -
                                                           ------------      ------------      ------------

Cash at end of period                                      $       992       $   261,438       $       992
                                                           ============      =============     ============

Schedule of non-cash flows from operating activities:
   Capital contributions
    - expenses paid by officer                             $         -       $         -       $     9,000
   Issuance of 250,000 common shares for
    consulting expense - at $0.20                               50,000                 -            50,000
                                                           ------------      ------------      ------------

                                                           $    50,000       $         -       $    59,000
                                                           ============      =============     ============

                 The accompanying notes are an integral part of these financial statements.

                                                      5


                                  CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                         (Development Stage Company)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the period September 15, 1998 (Date of Inception) to May 31, 2002
                    ---------------------------------------------------------------------


                                                                              Capital in
                                                  Common Stock                 Excess of        Accumulated
                                              Shares*           Amount         Par Value          Deficit
                                            ------------     ------------     ------------      ------------
Balance, September 15, 1998
 (date of inception)                                 --      $        --      $        --       $        --
Issuance of common stock for cash
 - at $0.0004 - February 5, 1999             15,000,000           15,000           (9,000)               --
Issuance of common stock for cash
 - at $0.0008 - February 7, 1999             18,750,000           18,750           (3,750)               --
Issuance of common stock for cash
 - at $0.04 - February 23, 1999                 156,200              156            6,092                --
Capital contributions
 - expenses paid by officers                         --               --            4,500                --
Net operating loss for the year ended
 August 31, 1999                                     --               --               --           (18,593)
                                            ------------     ------------     ------------      ------------
Balance, August 31, 1999                     33,906,200           33,906           (2,158)          (18,593)
Capital contributions
 - expenses paid by officers                         --               --            4,500                --
Net operating loss for the year ended
 August 31, 2000                                     --               --               --           (78,995)
                                            ------------     ------------     ------------      ------------
Balance, August 31, 2000                     33,906,200           33,906            2,342           (97,588)
Issuance of common stock for cash
 - at $0.40                                   2,902,500            2,903        1,158,097                --
Net operating loss for the year
 ended August 31, 2001                               --               --               --           (68,153)
                                            ------------     ------------     ------------      ------------
Balance, August 31, 2001                     36,808,700           36,809        1,160,439          (165,741)
Issuance of common stock for cash
 - at $0.40                                     387,500              387          154,845                --
Issuance of common stock for
 consulting fee - at $0.20                      250,000              250           49,900                --
                                            ------------     ------------     ------------      ------------
                                             37,446,200           37,446        1,364,802          (165,741)
Net operating loss for the nine months
 ended May 31, 2002                                  --               --               --           (77,582)
                                            ------------     ------------     ------------      ------------
Balance, May 31, 2002                        37,446,200      $    37,446      $ 1,364,802       $  (243,323)
                                            ============     ============     ============      ============

* The number of shares outstanding has been retroactively restated for the effect of a forward stock split completed on December 17, 2001 on a basis of 5 for 2.


                  The accompanying notes are an integral part of these financial statements.

                                                      6

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2002
                                  ------------


Note 1   Interim Financial Statements
         ----------------------------

         The accompanying balance sheets of China NetTV Holdings, Inc. at May 31, 2002 and August 31, 2001 and the related statements of operations and cash flows for the three and nine months ended May 31, 2002 and 2001 and the period September 15, 1998 (Date of Inception) to May 31, 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

         Operation results for the quarter ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

Note 2   Summary of Significant Accounting Policies
         -------------------------------------------

         Accounting Methods
         ------------------

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes
         ------------

         On May 31, 2002, the Company had a net operating loss carryforward of $243,323. The tax benefit of approximately $72,997 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2023.

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

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes to the Financial Statements
May 31, 2002 - Page 8


Note 2   Summary Of Significant Accounting Policies - (cont'd)
         ------------------------------------------

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

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes to the Financial Statements
May 31, 2002 - Page 9


Note 3   Acquisition of all Outstanding Shares of China NetTV Inc. - (cont'd)
         ---------------------------------------------------------

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

Note 4   Significant Transactions with Related Parties
         ---------------------------------------------

         Officers and directors have acquired 40% of the common stock issued and have made non interest bearing, demand, loans to the Company of $76,193.

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

         No options or shares have been issued under the plan.

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes to the Financial Statements
May 31, 2002 - Page 10


Note 6   Going Concern
         -------------

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

Results of Operations
---------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $15,036 stemming from general, administrative and tax expenditures.

Liquidity
---------

As of May 31, 2002 the Company had total current assets of $1,280,992 and total liabilities of $122,067.

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

Part II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation of the Registrant (1)

         3.2      By-laws of the Registrant (1)

         99.2 Press Release dated April 9, 2002: CTVH Appoints Hornblower & Weeks, Inc. as Investment Banker

         --------------------------------

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b)      Reports on Form 8-K filed during the three months ended May 31, 2002.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended May 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 15, 2002                      China NetTV Holdings Inc.

                                          /s/ Ernest Cheung
                                          --------------------------
                                          Ernest Cheung
                                          President