Form 10KSB
period 2002-08-31
CHINA NETTV HOLDINGS INC
filed 2002-12-16
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        For the Period of August 31, 2002

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     98-02031-70
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

           Suite 950 - 789 West Pender Street, Vancouver, B.C. V6C 1H2
                    (Address of principal executive offices)

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

         X
   --------------

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of August 31, 2002.                             $448,924

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of August 31, 2002.                                        37,446,200

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Business.............................................................3

Item 2.   Properties...........................................................7

Item 3.   Legal Proceedings....................................................7

Item 4.   Submission of Matters of a Vote of Security Holders..................7

                                 Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................7

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................8

Item 7.   Financial Statements and Supplementary Data.........................12

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................12

                                Part III

Item 9.   Directors and Executive Officers of the Registrant..................13

Item 10.  Executive Compensation..............................................15

Item 11.  Security Ownership of Certain Beneficial Owners and Management......16

Item 12.  Certain Relationships and Related Transactions......................17

                                 Part IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......17

Signatures....................................................................28

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

(a)      General Description and Development of Business

HISTORY OF COMPANY

The Company was incorporated on September 15, 1998 as Vancouver's Finest Coffee Company for the purpose of building a retail premium coffee business that sells premium quality coffee drinks through Company-owned and operated retail kiosks. In early 2000, the Company commissioned a study into the viability of the coffee kiosk business and, at the Company's Annual General Meeting in March, 2000, the shareholders approved a resolution for the directors to pursue another line of business other than the originally proposed coffee kiosk business.

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

Since approval from Moftec for the Joint Venture Company, the Company has continued to fund the Joint Venture with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd., in the production of trial digital set-top boxes for Nanning TV in Guangxi Province and to look for other opportunities relating to the growing demand for digital data transmission technology and solutions for the television broadcasting and cable industries in China

As of August 31, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

BUSINESS

CORPORATE OVERVIEW

The Company structure and major subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                            ---------------------------
                            |CHINA NETTV HOLDINGS INC.|
                            |      (Nevada, USA)      |
                            /--------------------------
-------------------------- /
|China NetTV Inc.        |
|(100% owned)            |
|(British Virgin Islands)|
--------------------------
          |
          |
--------------------------               -------------------------------------
|China Net TV (H.K.) Ltd.|               | Chengdu Qianfeng NetTV Co., Ltd.   |
|(100% owned)            |               | Joint Venture with Qianfeng Digital|
|(Hong Kong)             |---------------| Audio/Video Equipment Co. Ltd.     |
|                        |               | (51% max. owned)                   |
|                        |               | (Sichuan, CHINA)                   |
--------------------------               -------------------------------------

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

         o        China NetTV owns 51% (max.) and QF Digital owns 49%.

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

CURRENT SITUATION

As of August 31, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

EMPLOYEES

As of August 31, 2002, the Company currently has no employees. The Company continues to rely on the expertise of the officers and directors to carry out its business strategy. The Company anticipates the need for increased administrative and other staff as the business of the Company grows.

ITEM 2.  PROPERTIES

The Company currently maintains an office at Suite 950 - 789 West Pender Street, Vancouver, B.C., Canada as its corporate headquarters.

As of August 31, 2002, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

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

                                     Part II

ITEM 5.  MARKET FOR REGIGRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "CTVH". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal yeas ended August 31, 2002 and 2001 as follows:

                                         Bid

                                         2002

                                         High              Low
                                         ----              ---
First Quarter                            1.50              0.24
Second Quarter                           0.43              0.055
Third Quarter                            0.09              0.02
Fourth Quarter                           0.04              0.03

                                         Bid

                                         2001

                                         High              Low
                                         ----              ---
First Quarter                            8.00              3.75
Second Quarter                           5.75              1.75
Third Quarter                            3.75              2.50
Fourth Quarter                           3.31              2.00

Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

(b) As of August 31, 2002, the Company had approximately 394 shareholders of record of the common stock.

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

On August 14, 2002, the Company's Board of Directors announced a reduction in the exercise price of the Series "A" Share Purchase Warrants from $0.60 (after stock split of 5 to 2) to $0.10 and from $1.00 (after stock split of 5 to 2) to $0.15 for "B" Share Purchase Warrants. The expiry of the "A" Warrant was extended to August 15, 2004 and "B" Warrant to August 15, 2005.

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

The Company had cash capital of $1,882 at 2002 year end as compared to $17,992 at 2001 year end. The decrease in cash was due an increase in accounts payable for administrative and other expenses and to the investment in the Company's Joint Venture.

The Company had no other capital resources other than the ability to use its common stock to achieve additional capital raising in a private placement. At the fiscal year end the Company had $1,882 in current assets and current liabilities of $124,772.

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

As of August 31, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements.

Liquidity and Capital Resources
-------------------------------

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans.

As of August 31, 2002 the Company had total current assets of $1,882 and total liabilities of $124,772.

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

NEGATIVE WORKING CAPITAL

The Company is in a serious negative working capital situation.

As of August 31, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.


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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of August 31, 2002, there were approximately 37,446,200 shares of Common Stock outstanding, of which approximately 20,213,250 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH

If the Company manages to raise enough capital for the project with QianFeng, the Company, through its subsidiaries, expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that is ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages 18 through 26.

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

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The following table furnishes the information concerning the Company's directors and officers as of August 31, 2002. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                   Age       Title                                Term
------------------     ---       ------------------                   ---------

Ernest Cheung          52        President, Treasurer and Director     Annual

Maurice Tsakok         51        Secretary and Director                Annual

Marc Hung              57        Director                              Annual

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

Ernest Cheung, President, Treasurer, and Director, age 52, has held these titles with the Company since May, 2000. He received a B. Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, later Merrill Lynch Canada. From 1992 -1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He is currently a Director of Xin Net Corp. since 1997, Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors Inc. since 1995 and Drucker, Inc. since 1997.

Maurice Tsakok, Director since May 2000, age 51, was employed, from 1976 to 1994, by Bank of Montreal as Systems Analyst, from 1994 to 1996, by Sagit Mutual Funds, a mutual fund company who as a Vice-President was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). From 1997 to date he has been a principal director in Gemsco Management, Ltd. He has been a Director of the Company since 1996. He is currently a Director of Xin Net Corp. since 1997, Richco Investors Inc. since 1995.

Marc Hung, B.A.Sc.(E.E.), M.A. Sc. (E.E.) University of Montreal (1969 & 1971), Director since May 2000, age 57. From May 1992 to April 1997, Marc Hung was director, Power System Technology, a division of Institut de Recherche en Electricite du Quebec (IREQ), Hydro-Quebec's Research Institute. His main tasks consisted of general management, networking, promotion of the division's technological products and services and negotiations with potential partners for spinning off promising innovations. The field of responsibility included, amongst others, software products and services, software engineering and telecommunications technology. From May 1997 to June 1998, he was loaned by Hydro-Quebec to the Canadian Centre for Magnetic Fusion (CCFM), a fundamental research entity formed by Hydro-Quebec, the Institute National de Recherche Scientifique (INRS) and (up to March 1997) Atomic Energy of Canada Ltd. Besides general management, his main mandate was to develop and propose a plan for the commercialization of the Centre's innovative products and services. From 1997 to date he has been President and principal of Sinhoy Management, Ltd. From 1998 to November 2002 he was President of Xin Net Corp. He is currently a Director of Xin Net Corp.

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director. On May 31, 2000, the Company granted 2,000,000 stock options at $1.00 per share with an expiry date of May 31, 2005, of which 500,000 of the options were issued indirectly to the Company's Officers and Directors through separate management companies. As of August 31, 2002, no options have yet been exercised.

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to August 31, 2002 to each of its executive officers

                              SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation                          Long Term Compensation
                           -------------------                          ----------------------
(a)                        (b)      (c)     (d)      (e)                (f)              (g)
Name and                   Year     Salary  Bonus    Other              Restricted       Securities
Principal                           ($)     ($)      Annual             Stock            Underlying/
Position                                             Compensation       Awards           Options
                                                     ($)                ($)              (#)

Ernest Cheung              2002     0       0        0                  0                0
President, Treasurer
and Director

Maurice Tsakok             2002     0       0        0                  0                0
Secretary and Director

Marc Hung                  2002     0       0        0                  0                0
Director

(h) The Company has made no Long Term Compensation payouts (LTIP or other)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 37,446,200 shares outstanding at August 31, 2002.


Title of          Name and Address of           Amount of Beneficial        Percent
Class             Beneficial Owner              Interest                    of Class
-----             ----------------              --------                    --------
Common   Richco Investors Inc.                  15,000,000                  40.1%
         Suite 950 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Farmind Link Corp.                     3,697,000                   9.8%


b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at August 31, 2002.


Title of          Name and Address of                  Amount of                 Percent
Class             Beneficial Owner                     Beneficial Interest       of Class
-----             ----------------                     -------------------       --------
Common   Ernest Cheung                                 501,000 (1)               1.3%
         Suite 950 - 789 West Pender Street
         Vancouver, B.C. V6C 1H2

Common   Maurice Tsakok                                105,500 (1)                0.3%
         Suite 950 - 789 West Pender Street
         Vancouver, B.C. V6C 1H2

Common   Marc Hung                                         0                      0.0%
         Suite 950 - 789 West Pender Street
         Vancouver, B.C. V6C 1H2

Total as a group                                       606,500                    1.6%

(1) Shares are owned indirectly through Richco Investors Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers and directors or their controlled entities, have acquired 40% of the Company's common shares and have made non interest bearing, demand loans to the Company of $79,400.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of August 31, 2002 are filed as part of this report.

         (1) Financial statements of China NetTV Holdings Inc. and subsidiaries.

Year ended August 31, 2002
                                                                            Page

Independent Auditor's Report for year ended August 31, 2002..................18

Consolidated Balance Sheet at end of August 31, 2002.........................19

Consolidated Statement of Operations at end of August 31, 2002...............20

Consolidated Statement of Stockholders' Equity at end of August 31, 2002.....21

Consolidated Statement of Cash Flows at end of August 31, 2002...............22

Notes to the Consolidated Financial Statements...............................23

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

Board of Directors
China NetTV Holdings, Inc. and Subsidiary
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of China NetTV Holdings, Inc. and subsidiary (development stage company) at August 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2002 and 2001 and the period September 15, 1998 (date of inception) to August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China NetTV Holdings, Inc. and subsidiary at August 31, 2002, and the results of operations, and cash flows for the years ended August 31, 2002 and 2001 and the period September 15, 1998 (date of inception) to August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah                            /s/ Andersen Andersen and Strong
December 4, 2002

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2002

--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS

         Cash                                                       $     1,882
                                                                    ------------

         Total Current Assets                                       $     1,882
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

         Accounts payable - related parties                         $    79,400
         Accounts payable                                                45,372
                                                                    ------------

         Total Current Liabilities                                      124,772
                                                                    ------------

STOCKHOLDERS'  DEFICIENCY

   Common stock
        200,000,000 shares authorized, at $0.001 par
        value; 37,446,200 shares issued and outstanding                  37,446

    Capital in excess of par value                                    1,364,802

    Deficit accumulated during the development stage                 (1,525,138)
                                                                    ------------

                  Total Stockholders' Deficiency                       (122,890)
                                                                    ------------
                                                                    $     1,882
                                                                    ============

   The accompanying notes are an integral part of these financial statements.


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 AND
      THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2002

--------------------------------------------------------------------------------

                                       AUG 31,           AUG 31,       SEPT 15, 1998
                                        2002              2001        TO AUG 31, 2002
                                    ------------      ------------      ------------
REVENUES                            $        --       $     1,448       $     1,448

EXPENSES

   Administrative                        79,397            69,601           246,586
                                    ------------      ------------      ------------
NET LOSS - before other losses          (79,397)          (68,153)         (245,138)
LOSS OF INVESTMENT - note 3          (1,280,000)               --        (1,280,000)
                                    ------------      ------------      ------------

NET LOSS                            $(1,359,397)      $   (68,153)      $(1,525,138)
                                    ============      ============      ============

NET LOSS PER COMMON SHARE

   Basic                            $     (.036)      $        --
                                    ------------      ------------

AVERAGE OUTSTANDING SHARES

    Basic (stated in 1,000's)            37,308            36,809
                                    ------------      ------------


   The accompanying notes are an integral part of these financial statements.


                                   CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                         ( DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             FOR THE PERIOD SEPTEMBER 15, 1998 (DATE OF INCEPTION)
                                              TO AUGUST 31, 2002

--------------------------------------------------------------------------------------------------------------------

                                                                                       CAPITAL IN
                                                              COMMON STOCK              EXCESS OF         ACCUMULATED
                                                        SHARES            AMOUNT        PAR VALUE           DEFICIT
                                                        ------            ------        ---------           -------

BALANCE SEPTEMBER 15,  1998 (date of inception)               --      $        --      $        --       $        --

Issuance of common stock for cash
   at $.0004 - February 5, 1999                       15,000,000           15,000            (9,000)              --
Issuance of common stock for cash
   at $.0008 - February 7, 1999                       18,750,000           18,750            (3,750)              --
Issuance of common stock for cash
    at $.04 - February 23, 1999                          156,200              156            6,092                --
Capital  contributions  - expenses
   paid by  officers                                          --               --            4,500
Net operating loss for the year ended
   August  31, 1999                                           --               --               --           (18,593)
                                                      ----------------------------------------------------------------
BALANCE AUGUST  31, 1999                              33,906,200           33,906           (2,158)          (18,593)

Capital contributions - expenses
    paid by officers                                          --               --            4,500                --
Net operating loss for the year ended
    August 31, 2000                                           --               --               --           (78,995)
                                                      ----------------------------------------------------------------

BALANCE AUGUST 31, 2000                               33,906,200           33,906            2,342           (97,588)

Issuance of common stock for cash at $.40 -
   December 2000 through June 2001                     2,902,500            2,903        1,158,097                --
Net operating loss for the year ended
   August 31, 2001                                            --               --               --           (68,153)
                                                      ----------------------------------------------------------------

BALANCE AUGUST 31, 2001                               36,808,700           36,809        1,160,439          (165,741)

Issuance of common stock for cash
   at $.40 - October 17, 2001                            387,500              387          154,613                --
Issuance of common stock for expenses
   at  $.20 - November 2, 2001                           250,000              250           49,750                --
Net operating loss for the year ended
   August 30, 2002                                            --               --               --        (1,359,397)
                                                      ----------------------------------------------------------------

BALANCE AUGUST 31, 2002                               37,446,200      $    37,446      $ 1,364,802       $(1,525,138)
                                                      ================================================================

                  The accompanying notes are an integral part of these financial statements.


                              CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                    ( DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED AUGUST 31, 2002 AND 2001 AND THE PERIOD
                      SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO AUGUST 31, 2002

-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM                                                 AUG 31,          AUG 31,         SEPT 15, 1998
   OPERATING ACTIVITIES                                          2002             2001         TO AUGUST 31, 2002
                                                              ------------      ------------      ------------
Net loss                                                      $(1,359,397)      $   (68,153)      $(1,525,138)
       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Change in accounts payable                                10,080            33,624            45,372
         Capital contribution - expenses                               --                --             9,000
         Issuance of common stock for expenses                     50,000                --            50,000
         Loss of investment                                     1,280,000                --         1,280,000

          Net Decrease in Cash From Operations                    (19,317)          (34,529)         (140,766)
                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES

     Investment in joint venture                                       --        (1,280,000)       (1,280,000)
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

         Common stock subscriptions received                           --           (15,000)               --
         Proceeds from loan - related party                         3,207            (8,410)           79,400
         Proceeds from issuance of common stock                        --         1,161,000         1,343,248
                                                              ------------      ------------      ------------
                                                                    3,207         1,137,590         1,422,648
                                                              ------------      ------------      ------------

   Net Increase in Cash                                           (16,110)         (176,939)            1,882

   Cash at Beginning of Period                                     17,992           194,931                --
                                                              ------------      ------------      ------------

   Cash at End of Period                                      $     1,882       $    17,992       $     1,882
                                                              ============      ============      ============

SCHEDULE  OF  NONCASH  FLOWS  FROM OPERATING  ACTIVITIES
    Capital contributions - expenses paid by officer                                              $     9,000
                                                                                                  ------------
    Issuance of 250,000 common stock for expenses - 2002                                               50,000
                                                                                                  ------------

                  The accompanying notes are an integral part of these financial statements.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the name "Vancouver's Finest Coffee Company" with authorized common stock of 200,000,000 shares at $0.001 par value. On May 30, 2000 the name was changed to "China NetTV Holdings, Inc." On December 12, 2001 the Company completed a forward common stock split of 2 1/2 shares for 1 outstanding share. This report has been prepared showing post split shares from inception.

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

Income Taxes
------------

On August 31, 2002 the Company had a net operating loss carryforward of $1,525,138. The tax benefit of approximately $ 457,541 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2022

Basic Net Income (Loss) Per Share
---------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

On June 30, 2000 China NetTV Inc.(subsidiary) (party B) entered into a joint venture agreement with Chengdu Qianfeng Digital AV Equipment Co. Ltd., (party A) a Chinese company, by the mutual formation of a joint venture company known as "Chengdu Qianfeng NetTV CO., LTD in which each partner would own approximately one half interest.

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

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

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

On the date of this report party B had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, party B (the Company and its subsidiary) has been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment and abandon the agreement and management believes there will be no further liability.

4.   COMMON CAPITAL STOCK

Since its inception the Company has completed private placement offerings of 37,196,200 post split shares for $1,343,248.

The Company has commenced a private placement sale of 25,000,000 units at $1.00 per unit. Each unit consists of one share of common capital stock of the Company and one warrant. Each warrant entitles the investor to purchase one common share unit until August 15, 2002 for $1.50 and one common share for $2.50 until August 15, 2003. There were no shares purchased by August 15, 2002. On the date of this report the Company had issued 32,900,000 units under the plan.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers- directors, or their controlled entities, have acquired 40% of the common stock issued and have made non interest bearing, demand, loans to the Company of $79,400.

6.  STOCK OPTION PLAN

The Company's board of directors approved a stock option plan for the sale of 5,000,000 post split shares of the company's common stock at $.40 per share to the officers and directors, employees, and others as designated by the directors. The stock option plan will expire in May 2005 and can be canceled at any time before May 2005.

No options or shares have been issued under the plan.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

7.  GOING CONCERN

The Company does not have the working capital necessary to service its debt and and for its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and loans from officers of the Company, which will enable the Company to operate for the coming year.

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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant
3.2 (a)           By-laws of the Registrant
99.1              Sec. 906 Certification of CEO
99.2              Sec. 906 Certification of CFO
99.3(b)           News Release of Registrant, dated December 12, 2001: "New
                  Stock Split Ratio"
99.5(c)           News Release of Registrant, dated April 9, 2002: "CTVH
                  Appoints Hornblower & Weeks, Inc. as Investment Banker"
99.6              News Release of Registrant, dated August 14, 2002: "Repricing of Share Purchase Warrants"

(a) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Included as an Exhibit to China NetTV Holdings Inc.'s quarterly report on Form 10Q filed on April 10, 2002

(c) Included as an Exhibit to China NetTV Holdings Inc.'s quarterly report on Form 10Q filed on July 15, 2002

b) Reports on Form 8-K

There have been no current reports on Form 8-K filed by the Registrant for the year ended August 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 16, 2002          CHINA NETTV HOLDINGS INC.

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

/S/ Ernest Cheung                  President and Director      December 16, 2002
-------------------------
Ernest Cheung

/S/ Maurice Tsakok                 Secretary and Director      December 16, 2002
-------------------------
Maurice Tsakok

/S/ Marc Hung                       Director                   December 16, 2002
-------------------------
Marc Hung