Form 10QSB
period 2002-11-30
CHINA NETTV HOLDINGS INC
filed 2003-01-22
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended November 30, 2002

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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.001 par value                  37,446,200
                    (Class)                 (Outstanding as of January 15, 2003)


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

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at November 30, 2002 and August 31, 2002................................3

         Consolidated Statement of Operations
              for the six and nine months ended November 30, 2002 and 2001 and for the Period September 15, 1998 (date of inception) to
              November 30, 2002..................................................................4

         Consolidated Statement of Cash Flows
              for the nine months ended November 30, 2002 and 2001
              and for the period September 15, 1998 (date of inception)
               to November 30, 2002..............................................................5

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             November 30, 2002...................................................................6

         Notes to Financial Statements...........................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................9

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................12

Signatures.......................................................................................12


Part I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                      CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                             (Development Stage Company)
                             CONSOLIDATED BALANCE SHEETS
                           November 30 and August 31, 2002


                                                        November 30,    August 31,
                                                            2002           2002
                                                        ------------   ------------
                                       ASSETS
                                       ------
Current Assets
   Cash                                                 $       754    $     1,882
                                                        ------------   ------------
Total current assets                                    $       754    $     1,882
                                                        ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities
   Accounts payable - related parties                   $    79,400    $    79,400
   Accounts payable                                          58,911         45,372
                                                        ------------   ------------
   Total Current Liabilities                                138,311        124,772
                                                        ------------   ------------

                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                         ---------------------------------
Common stock
  200,000,000 shares authorized, at $0.001 par value;
   14,723,480 shares issued and outstanding                  37,446         37,446

Capital in excess of par value                            1,364,802      1,364,802

Deficit accumulated during the development stage         (1,539,805)    (1,525,138)
                                                        ------------   ------------
Total Stockholders' Equity (Deficiency)                    (137,557)      (122,890)
                                                        ------------   ------------
                                                        $       754    $     1,882
                                                        ============   ============




     The accompanying notes are an integral part of these financial statements.
                                         3

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              for the three months ended November 30, 2002 and 2001
   and the period September 15, 1998 (Date of Inception) to November 30, 2002


                                                                   September 15,
                                                                      1998 to
                                            November 30,           November 30,
                                        2002           2001            2002
                                   -------------   -------------   -------------

Revenues                           $         --    $         --    $      1,448

Expenses
   Administrative                        14,667           7,542         261,253
                                   -------------   -------------   -------------

Net loss before other losses            (14,667)         (7,542)       (259,805)
Loss of investment                           --              --      (1,280,000)
                                   -------------   -------------   -------------
Net loss                           $    (14,667)   $     (7,542)   $ (1,539,805)
                                   =============   =============   =============
Net loss per common share
Basic                              $         --    $         --
                                   =============   =============
Average outstanding shares
Basic                                37,446,200      14,723,480
                                   =============   =============



   The accompanying notes are an integral part of these financial statements.


                             CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                    (Development Stage Company)
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                       for the three months ended November 30, 2002 and 2001
            and the period September 15, 1998 (Date of Inception) to November 30, 2002

                                                                                     September 15,
                                                                                       1998 to
                                                               November 30,          November 30,
                                                           2002           2001           2002
                                                       ------------   ------------   ------------
Cash flows from operating activities
   Net loss                                            $   (14,667)   $    (7,542)   $(1,539,805)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in accounts payable                              13,539         (6,124)        58,911
    Capital contribution - expenses                             --             --          9,000
    Issuance of common stock for expenses                       --             --         50,000
    Loss of investment                                          --             --      1,280,000
                                                       ------------   ------------   ------------
Net Decrease in Cash From Operations                        (1,128)       (13,666)      (141,894)
                                                       ------------   ------------   ------------
Cash Flows from Investing Activity
   Investment in joint venture - Note 3                         --             --     (1,280,000)
                                                       ------------   ------------   ------------
Cash Flows from Financing Activities
   Proceeds from loan - related party                           --             --         79,400
   Proceeds from issuance of common stock                       --             --      1,343,248
                                                       ------------   ------------   ------------
                                                                --             --      1,422,648
                                                       ------------   ------------   ------------
Net Increase (decrease) in Cash                             (1,128)       (13,666)           754

Cash at beginning of period                                  1,882         17,992             --
                                                       ------------   ------------   ------------
Cash at end of period                                  $       754    $     4,326    $       754
                                                       ============   ============   ============

Schedule of non cash flows from operating activities
   Capital contributions - expenses paid by officer                                  $     9,000
                                                                                     ============
   Issuance of 250,000 common stock for expenses                                     $    50,000
                                                                                     ============



            The accompanying notes are an integral part of these financial statements.

                                                5


                               CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                      (Development Stage Company)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              for the period September 15, 1998 (Date of Inception) to November 30, 2002

                                                                            Capital in
                                                       Common Stock          Excess of    Accumulated
                                                  Shares*       Amount       Par Value      Deficit
                                               ------------  ------------  ------------   ------------
Balance, September 15, 1998
 (date of inception)                                    --   $        --   $        --    $        --
Issuance of common stock for cash
 - at $0.0004 - February 5, 1999                15,000,000        15,000        (9,000)            --
Issuance of common stock for cash
 - at $0.0008 - February 7, 1999                18,750,000        18,750        (3,750)            --
Issuance of common stock for cash
 - at $0.04 - February 23, 1999                    156,200           156         6,092             --
Capital contributions
 - expenses paid by officers                            --            --         4,500             --
Net operating loss for the year ended
 August 31, 1999                                        --            --            --        (18,593)
                                               ------------  ------------  ------------   ------------
Balance, August 31, 1999                        33,906,200        33,906        (2,158)       (18,593)
Capital contributions
 - expenses paid by officers                            --            --         4,500             --
Net operating loss for the year ended
 August 31, 2000                                        --            --            --        (78,995)
                                               ------------  ------------  ------------   ------------
Balance, August 31, 2000                        33,906,200        33,906         2,342        (97,588)
Issuance of common stock for cash
 - at $0.40                                      2,902,500         2,903     1,158,097             --
Net operating loss for the year
 ended August 31, 2001                                  --            --            --        (68,153)
                                               ------------  ------------  ------------   ------------
Balance, August 31, 2001                        36,808,700        36,809     1,160,439       (165,741)
Issuance of common stock for cash
 - at $0.40                                        387,500           387       154,613             --
Issuance of common stock for
 consulting fee - at $0.20                         250,000           250        49,750             --
                                               ------------  ------------  ------------   ------------
                                                37,446,200        37,446     1,364,802       (165,741)
Net operating loss for the year ended
 August 31, 2002                                        --            --            --     (1,359,397)
                                               ------------  ------------  ------------   ------------
Balance, August 31, 2002                        37,446,200        37,446     1,364,802     (1,525,138)
Net  operating  loss  for the  three  months
ended November 30, 2002                                 --            --            --        (14,667)
                                               ------------  ------------  ------------   ------------
Balance, November 30, 2002                      37,446,200   $    37,446   $ 1,364,802    $ 1,539,805
                                               ============  ============  ============   ============

* The number of shares outstanding has been retroactively restated for the effect of a forward stock split completed on December 17, 2001 on a basis of 5 for 2.

              The accompanying notes are an integral part of these financial statements.

                                                   6

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2002
                                -----------------


Note 1   Organization
         ------------

         The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the name "Vancouver's Finest Coffee Company" with authorized common stock of 200,000,000 shares at $0.001 par value. On August 30, 2000 the name was changed to "China NetTV Holdings, Inc."

         Since its inception the Company has completed Regulation D offerings of 37,446,200 shares of its capital stock for $1,343,248.

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

         Income Taxes
         ------------

         On November 30, 2002, the Company had a net operating loss carryforward of $1,539,805. The tax benefit of approximately $461,942 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2022.

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

         Principals of Consolidation
         ---------------------------

         The consolidated financial statements shown in this report includes the operating information of the parent and its wholly owned subsidiary. All inter-company transactions have been eliminated.

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

Note 3   Significant Transactions with Related Parties
         ---------------------------------------------

         Officers and directors have acquired 40% of the common stock issued and have made non-interest bearing, demand, loans to the Company of $79,400.

Note 4   Stock Option Plan
         -----------------

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

Note 5   Going Concern
         -------------

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

ITEM 2.       PLAN OF OPERATIONS

When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-QSB.

Plan of Operations
------------------

The Company has been using proceeds from private placements to fund the Company's joint venture with Chengdu Qianfeng Digital AV Equipment Co. Ltd., in the production of trial digital set-top boxes for Nanning TV in Guangxi Province and to fund other opportunities relating to the growing demand for digital data transmission technology and solutions for the television broadcasting and cable industries in China.

As of November 30, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans.

Results of Operations
---------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $14,667 stemming from general, administrative and tax expenditures.

Liquidity
---------

As of November 30, 2002 the Company had total current assets of $754 and total liabilities of $138,311.

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

As of November 30, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's bbooks. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of November 30, 2002, there were approximately 37,446,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

Part II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
-----------------------------

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Reports on Form 8-K filed during the three months ended November 30, 2002.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended November 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 21, 2003                   China NetTV Holdings Inc.

                                          /s/ Ernest Cheung
                                          -----------------------------
                                          Ernest Cheung
                                          President