Form 10QSB
period 2003-02-28
CHINA NETTV HOLDINGS INC
filed 2003-04-28
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                For the quarterly period ended February 28, 2003

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

Yes      X                 No
    --------------            --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $0.001 par value                      37,446,200
                (Class)                       (Outstanding as of April 25, 2003)


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

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at February 28, 2003 and November 30, 2002..............................3

         Consolidated Statement of Operations
              for the three and six months ended February 28, 2003 and November 30, 2002 and for the Period September 15, 1998 (date of inception) to
              February 28, 2003..................................................................4

         Consolidated Statement of Cash Flows for the six months ended February
              28, 2003 and 2002 and for the period September 15, 1998 (date of inception)
               to February 28, 2003..............................................................5

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             February 28, 2003...................................................................6

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

Item 6.  Exhibits and Reports on Form 8-K........................................................12

Signatures.......................................................................................12



Part I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

                              CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                     (Development Stage Company)
                                 INTERIM CONSOLIDATED BALANCE SHEETS
                               February 28, 2003 and November 30, 2002
                               ---------------------------------------


                                     ASSETS                     February 28,       August 31,
                                                                    2003              2002
                                                                ------------      ------------
Current Assets
   Cash                                                         $     1,640       $     1,882
                                                                ------------      ------------
Total current assets                                            $     1,640       $     1,882
                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - related parties                           $    82,769       $    79,400
   Accounts payable                                                  57,936            45,372
                                                                ------------      ------------

   Total Current Liabilities                                        140,705           124,772
                                                                ------------      ------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock
  200,000,000 shares authorized, at $0.001 par value;
   37,446,200 shares issued and outstanding                          37,446            37,446

Capital in excess of par value                                    1,364,802         1,364,802

Deficit accumulated during the development stage                 (1,541,313)       (1,525,138)
                                                                ------------      ------------

Total Stockholders' Equity (Deficiency)                            (139,065)         (122,890)
                                                                ------------      ------------

                                                                $     1,640       $     1,882
                                                                ============      ============


             The accompanying notes are an integral part of these financial statements.


                                        CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                               (Development Stage Company)
                                      INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                              for the three and six months ended February 28, 2003 and 2002 and the Period September 15, 1998 (Date of Inception) to February 28, 2003
                       --------------------------------------------------------------------------

                                                                                                             September 15,
                                          Three months ended                   Six months ended                 1998 to
                                             February 28,                         February 28,                February 28,
                                       2003               2002               2003              2002               2003
                                  -------------      -------------      -------------      -------------      -------------
Revenues                          $         --       $         --       $         --       $         --       $      1,448

Expenses
   Administrative                        1,508             55,004             16,175             62,546            262,761
                                  -------------      -------------      -------------      -------------      -------------
Net loss before other losses            (1,508)           (55,004)           (16,175)           (62,546)          (261,313)
Loss on investment                          --                 --                 --                 --         (1,280,000)
                                  -------------      -------------      -------------      -------------      -------------

Net loss                          $     (1,508)      $    (55,004)      $    (16,175)      $    (62,546)      $ (1,541,313)
                                  =============      =============      =============      =============      =============
Net loss per common share
Basic                             $      (0.00)      $      (0.00)      $      (0.00)      $      (0.00)
                                  =============      =============      =============      =============
Average outstanding shares
Basic                               37,446,200         37,446,200         37,446,200         36,904,008
                                  =============      =============      =============      =============



                       The accompanying notes are an integral part of these financial statements.


                                   CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                          (Development Stage Company)
                                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                              for the six months ended February 28, 2003 and 2002
                  and the Period September 15, 1998 (Date of Inception) to February 28, 2003
                  --------------------------------------------------------------------------

                                                          Six months ended         September 15, 1998
                                                            February 28,            to February 28,
                                                       2003              2002            2003
                                                       ----              ----            ----
Cash flows from operating activities
   Net loss                                       $   (16,175)      $   (62,546)      $(1,541,313)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in accounts payable                         15,933            (4,463)           57,936
    Capital contribution - expenses                        --                --             9,000
    Issuance of common stock for expenses                  --            50,000            50,000
    Loss in investment                                     --                --         1,280,000
                                                  ------------      ------------      ------------
Net Decrease in Cash From Operations                     (242)          (17,009)         (144,377)
                                                  ------------      ------------      ------------

Cash Flows from Investing Activity
   Investment in joint venture                             --                --        (1,280,000)
                                                  ------------      ------------      ------------

Cash Flows from Financing Activities
   Proceeds from loan - related party                      --                --            82,769
   Proceeds from issuance of common stock                  --                --         1,343,248
                                                  ------------      ------------      ------------

                                                           --                --         1,426,017
                                                  ------------      ------------      ------------

Net (decrease) increase in cash                          (242)          (17,009)            1,640

Cash at beginning of period                             1,882            17,992                --
                                                  ------------      ------------      ------------

Cash at end of period                             $     1,640       $       983       $     1,640
                                                  ============      ============      ============
Schedule of non-cash flows from operating
 activities
   Capital contributions
    - expenses paid by officer                    $        --       $        --       $     9,000
   Issuance of 100,000 common shares for
    consulting expense - at $0.50                          --            50,000            50,000
                                                  ------------      ------------      ------------

                                                  $        --       $    50,000       $    59,000
                                                  ============      ============      ============

             The accompanying notes are an integral part of these financial statements.

                                        CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                               (Development Stage Company)
                                  INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       For the period September 15, 1998 (Date of Inception) to February 28, 2003
                       --------------------------------------------------------------------------

                                                                              Capital in
                                                   Common Stock                Excess of        Accumulated
                                              Shares*          Amount          Par Value          Deficit
                                           ------------     ------------     ------------      ------------
Balance, September 15, 1998
 (date of inception)                                --      $        --      $        --       $        --
Issuance of common stock for cash
 - at $0.0004 - February 5, 1999            15,000,000           15,000           (9,000)               --
Issuance of common stock for cash
 - at $0.0008 - February 7, 1999            18,750,000           18,750           (3,750)               --
Issuance of common stock for cash
 - at $0.04 - February 23, 1999                156,200              156            6,092                --
Capital contributions
 - expenses paid by officers                        --               --            4,500                --
Net operating loss for the year ended
 August 31, 1999                                    --               --               --           (18,593)
                                           ------------     ------------     ------------      ------------
Balance, August 31, 1999                    33,906,200           33,906           (2,158)          (18,593)
Capital contributions
 - expenses paid by officers                        --               --            4,500                --
Net operating loss for the year ended
 August 31, 2000                                    --               --               --           (78,995)
                                           ------------     ------------     ------------      ------------
Balance, August 31, 2000                    33,906,200           33,906            2,342           (97,588)
Issuance of common stock for cash
 - at $0.40                                  2,902,500            2,903        1,158,097                --
Net operating loss for the year
 ended August 31, 2001                              --               --               --           (68,153)
                                           ------------     ------------     ------------      ------------
Balance, August 31, 2001                    36,808,700           36,809        1,160,439          (165,741)
Issuance of common stock for cash
 - at $0.40                                    387,500              387          154,613                --
Issuance of common stock for
 consulting fee - at $0.20                     250,000              250           49,750                --
                                           ------------     ------------     ------------      ------------
Net operating loss for the year ended
 August 31, 2002                                    --               --               --        (1,359,397)
                                           ------------     ------------     ------------      ------------

Balance, August 31, 2002                    37,446,200           37,446        1,364,802        (1,525,138)
Net operating loss for the six months
 ended February 28, 2003                            --               --               --           (16,175)
                                           ------------     ------------     ------------      ------------

Balance, February 28,2003                   37,446,200      $    37,446      $ 1,364,802       $(1,541,313)
                                           ============     ============     ============      ============

* The number of shares outstanding has been retroactively restated for the effect of a forward stock split completed on December 17, 2001 on a basis of 5 for 2.

                  The accompanying notes are an integral part of these financial statements.

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 2003
                                -----------------


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

              Income Taxes
              ------------

              On February 28, 2003, the Company had a net operating loss carryforward of $1,541,313. The tax benefit of approximately $462,394 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2023.

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

China NetTV Holdings, Inc. and Subsidiary
(Development Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2003 - Page 8


Note 2        Summary Of Significant Accounting Policies - (cont'd)
              -----------------------------------------------------

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

Note 3        Significant Transactions with Related Parties
              ---------------------------------------------

              Officers and directors have acquired 40% of the common stock issued and have made non-interest bearing, demand, loans to the Company of $82,769.

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

Note 5        Going Concern
              -------------

              The Company does not have the working capital necessary to service its debt. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate for the coming year.

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

As of February 28, 2003 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans.


Results of Operations
---------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $1,508 stemming from general, administrative and tax expenditures.

Liquidity
---------

As of February 28, 2003 the Company had total current assets of $1,640 and total liabilities of $140,705.

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

As of February 28, 2003 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's bbooks. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of February 28, 2003, there were approximately 37,446,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

Part II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation of the Registrant (1)
3.2      By-laws of the Registrant (1)
99.1     Section 906 Certification of CEO
99.2     Section 906 Certification of CFO

------------------------------------------

         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b) Reports on Form 8-K filed during the three months ended February 28, 2003.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended February 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 2003                       China NetTV Holdings Inc.

                                            /s/ Ernest Cheung
                                            ---------------------------
                                            Ernest Cheung
                                            President