Form 10QSB
period 2003-05-31
CHINA NETTV HOLDINGS INC
filed 2003-07-14
CIK 1080759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                   For the quarterly period ended May 31, 2003

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

Yes     X               No
    ----------             ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $0.001 par value                   37,446,200
             (Class)                       (Outstanding as of July 7, 2003)


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

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at May 31, 2003 and November 30, 2002...................................3

         Consolidated Statement of Operations
              for the three and nine months ended May 31, 2003 and November 30, 2002 and for the Period September 15, 1998 (date of inception) to
              May 31, 2003.......................................................................4

         Consolidated Statement of Cash Flows for the nine months ended May 31,
              2003 and 2002 and for the period September 15, 1998 (date of inception)
              to May 31, 2003....................................................................5

         Statement of Changes in Stockholders' Equity
              for the period September 15, 1998 (date of inception) to
              May 31, 2003.......................................................................6

         Notes to Financial Statements...........................................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................10

Item 3.  Controls and Procedures.................................................................13

Part II - OTHER INFORMATION

Item 5.  Other Information.......................................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................14

Signatures.......................................................................................15


Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                              CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                     (Development Stage Company)
                                 INTERIM CONSOLIDATED BALANCE SHEETS
                                 May 31, 2003 and November 30, 2002
                                 ----------------------------------
                                                 ASSETS                  May 31,       August 31,
                                                                          2003            2002
                                                                          ----            ----
Current Assets
   Cash                                                              $     1,264     $      1,882
                                                                     ------------    -------------
Total current assets                                                 $     1,264     $      1,882
                                                                     ============    =============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable - related parties                                $    82,769     $     79,400
   Accounts payable                                                       60,861           45,372
                                                                     ------------    -------------
   Total Current Liabilities                                             143,630          124,772
                                                                     ------------    -------------
                                  STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock
  200,000,000 shares authorized, at $0.001 par value;
   37,446,200 shares issued and outstanding                               37,446           37,446

Capital in excess of par value                                         1,364,802        1,364,802

Deficit accumulated during the development stage                      (1,544,614)      (1,525,138)
                                                                     ------------    -------------
Total Stockholders' Equity (Deficiency)                                 (142,366)        (122,890)
                                                                     ------------    -------------
                                                                     $     1,264     $      1,882
                                                                     ============    =============

             The accompanying notes are an integral part of these financial statements.
                                                  3

                                   CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                          (Development Stage Company)
                                 INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                           for the three and nine months ended May 31, 2003 and 2002
                    and the Period September 15, 1998 (Date of Inception) to May 31, 2003
                    ---------------------------------------------------------------------


                                                                                                  September 15,
                                          Three months ended            Nine months ended           1998 to
                                               May 31,                       May 31,                May 31,
                                         2003           2002           2003           2002           2003
                                         ----           ----           ----           ----           ----
Revenues                           $        --    $         --    $        --    $         --    $      1,448

Expenses
   Administrative                        3,301          15,036         19,476          77,582         266,062
                                   ------------   -------------   ------------   -------------   -------------
Net loss before other losses            (3,301)        (15,036)       (19,476)        (77,582)       (264,614)
Loss on investment                          --              --             --              --      (1,280,000)
                                   -------------  -------------   ------------   -------------  --------------
Net loss                           $    (3,301)   $    (15,036)   $   (19,476)   $    (77,582)  $  (1,544,614)
                                   ============   =============   ============   =============  ==============
Net loss per common share
Basic                              $     (0.00)   $      (0.00)   $     (0.00)   $      (0.00)
                                   ============   =============   ============   =============

Average outstanding shares
Basic                               37,446,200      37,446,200     37,446,200      37,276,756
                                   ============   =============   ============   =============


                  The accompanying notes are an integral part of these financial statements.
                                                       4


                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the nine months ended May 31, 2003 and 2002
      and the Period September 15, 1998 (Date of Inception) to May 31, 2003
      ---------------------------------------------------------------------

                                                                Nine months ended         September 15, 1998
                                                                     May 31                   to May 31,
                                                              2003             2002              2003
                                                              ----             ----              ----
Cash flows from operating activities
   Net loss                                               $   (19,476)      $   (77,582)      $(1,544,614)
    Adjustments to reconcile net loss to net
     cash provided by operating activities
    Change in accounts payable                                 18,858            10,582            60,861
    Capital contribution - expenses                                --                --             9,000
    Issuance of common stock for expenses                          --            50,000            50,000
    Loss in investment                                             --                --         1,280,000
                                                          ------------      ------------      ------------
Net Decrease in Cash From Operations                             (618)          (17,000)         (144,753)
                                                          ------------      ------------      ------------
Cash Flows from Investing Activity
   Investment in joint venture                                     --                --        (1,280,000)
                                                          ------------      ------------      ------------
Cash Flows from Financing Activities
   Proceeds from loan - related parties                            --                --            82,769
   Proceeds from issuance of common stock                          --                --         1,343,248
                                                          ------------      ------------      ------------
                                                                   --                --         1,426,017
                                                          ------------      ------------      ------------
Net (decrease) increase in cash                                  (618)          (17,000)            1,264

Cash at beginning of period                                     1,882            17,992                --
                                                          ------------      ------------      ------------
Cash at end of period                                     $     1,264       $       992       $     1,264
                                                          ============      ============      ============
Schedule of non-cash flows from operating activities
   Capital contributions
    - expenses paid by officer                            $        --       $        --       $     9,000
   Issuance of 250,000 common shares for
    consulting expense - at $0.20                                  --            50,000            50,000
                                                          ------------      ------------      ------------
                                                          $        --       $    50,000       $    59,000
                                                          ============      ============      ============

                  The accompanying notes are an integral part of these financial statements.
                                                       5

                                   CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                                          (Development Stage Company)
                             INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    For the period September 15, 1998 (Date of Inception) to May 31, 2003
                    ---------------------------------------------------------------------
                                                                              Capital in
                                                    Common Stock               Excess of        Accumulated
                                               Shares*          Amount         Par Value          Deficit
                                               ------           ------         ---------          -------

Balance, September 15, 1998
 (date of inception)                                 --      $        --      $        --       $        --
Issuance of common stock for cash
 - at $0.0004 - February 5, 1999             15,000,000           15,000           (9,000)               --
Issuance of common stock for cash
 - at $0.0008 - February 7, 1999             18,750,000           18,750           (3,750)               --
Issuance of common stock for cash
 - at $0.04 - February 23, 1999                 156,200              156            6,092                --
Capital contributions
 - expenses paid by officers                         --               --            4,500                --
Net operating loss for the year ended
 August 31, 1999                                     --               --               --           (18,593)
                                            ------------     ------------     ------------      ------------
Balance, August 31, 1999                     33,906,200           33,906           (2,158)          (18,593)
Capital contributions
 - expenses paid by officers                         --               --            4,500                --
Net operating loss for the year ended
 August 31, 2000                                     --               --               --           (78,995)
                                            ------------     ------------     ------------      ------------
Balance, August 31, 2000                     33,906,200           33,906            2,342           (97,588)
Issuance of common stock for cash
 - at $0.40                                   2,902,500            2,903        1,158,097                --
Net operating loss for the year
 ended August 31, 2001                               --               --               --           (68,153)
                                            ------------     ------------     ------------      ------------
Balance, August 31, 2001                     36,808,700           36,809        1,160,439          (165,741)
Issuance of common stock for cash
 - at $0.40                                     387,500              387          154,613                --
Issuance of common stock for
 consulting fee - at $0.20                      250,000              250           49,750                --
Net operating loss for the year ended
 August 31, 2002                                     --               --               --        (1,359,397)
                                            ------------     ------------     ------------      ------------
Balance, August 31, 2002                     37,446,200           37,446        1,364,802        (1,525,138)
Net operating loss for the nine months
 ended May 31, 2003                                  --               --               --           (19,476)
                                            ------------     ------------     ------------      ------------
Balance, May 31, 2003                        37,446,200      $    37,446      $ 1,364,802       $(1,544,614)
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


                  The accompanying notes are an integral part of these financial statements.
                                                       6

                    CHINA NETTV HOLDINGS, INC. AND SUBSIDIARY
                           (Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2003
                                  ------------

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

         Income Taxes
         ------------

         On May 31, 2003, the Company had a net operating loss carryforward of $1,544,614. The tax benefit of approximately $463,384 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in 2023.

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

         Estimates and Assumptions
         -------------------------

         Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

         Other Recent Accounting Pronouncements
         --------------------------------------

         The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

Note 3   Significant Transactions with Related Parties
         ---------------------------------------------

         Officers and directors have acquired 40% of the common stock issued and have made non interest bearing, demand, loans to the Company of $82,769.

Note 4   Stock Option Plan
         -----------------

         The Company's board of directors approved a stock option plan for the sale of 5,000,000 shares of the Company's common stock at $0.40 per share. The stock option plan will expire in May 2005 or the directors have retained the right to cancel the plan at any time before May 2005 and can make awards to the officers and directors, employees, and others as designated by the directors. As at May 31, 2003, there are 5,000,000 stock options outstanding.

Note 5   Going Concern
         -------------

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which believes will accomplish this objective through additional equity funding and long term loans which will enable the Company to continue operations for the coming year.

Note 6   Subsequent Event
         ----------------

         Subsequent to May 31, 2003, the Company entered into an agreement to acquire 100% of the shares of Honglu Investment Holdings, Inc., ("Honglu"), a Chinese mining company with mining and/or prospecting permits and licenses in Tibet. The Company will issue 97,700,000 shares for all the outstanding shares of Honglu. The Company will pay a finders fee of 6,839,000 shares of the Company in respect to the acquisiti

ITEM 2.  PLAN OF OPERATIONS

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

As of May 31, 2003 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans.


Results of Operations
---------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $3,301 stemming from general, administrative and tax expenditures.

Liquidity
---------

As of May 31, 2003 the Company had total current assets of $1,264 and total liabilities of $143,630.

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

As of May 31, 2003 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's bbooks. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CNHD. As of May 31, 2003, there were approximately 37,446,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of May 31, 2003 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

Part II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On July 9, 2003, the Company announced it had signed an agreement to acquire 100% of the shares of Honglu Investment Holdings, Inc., a Chinese mining Company. Pursuant to the Agreement, Wang Zhi, Anthony Garson, Ronald Zie and Yang Jie have been appointed to the Board of Directors of the Company effective July 25, 2003. Maurice Tsakok continues as a director. Ernest Cheung and Marc Hung have resigned as directors and officers of the Company and Ronald Xie has been appointed President. The Company will file a current report on Form 8-K disclosing the details of the information in a timely fashion.

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

         99.1     Section 906 Certification of CEO

         99.2     Section 906 Certification of CFO

         -------------------------------------------


         (1) Included as an Exhibit to China NetTV Holdings Inc.'s registration statement on Form 10-SB filed on May 28, 1999

(b)      Reports on Form 8-K filed during the three months ended May 31, 2003.

         There have been no current reports on Form 8-K filed by the Registrant for the three months ended May 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 11, 2003               China NetTV Holdings Inc.


                                   /s/ Ronald Xie
                                   --------------------------------------------
                                   Ronald Xie
                                   President

CERTIFICATIONS

I, Ronald Xie, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date :   July 11, 2003


/s/ Ronald Xie
------------------------------------
Ronald Xie
President