Form 10KSB
CHINA NETTV HOLDINGS INC
filed 2003-12-18
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        For the Period of August 31, 2003

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     98-02031-70
             ------                                     -----------
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

           Suite 830 - 789 West Pender Street, Vancouver, B.C. V6C 1H2
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-4407
                                 --------------
                           (Issuer's telephone number)

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

     X
   -----

State issuer's revenues for its most recent fiscal year.      $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of August 31, 2003.                             $2,293,443

Number of outstanding shares of the registrant's par value $0.001 common stock,
as of August 31, 2003.                                        44,285,200

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Description of Business..............................................3

Item 2.   Description of Properties............................................6

Item 3.   Legal Proceedings....................................................6

Item 4.   Submission of Matters of a Vote of Security Holders..................6

                                 Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................6

Item 6.   Management's Discussion and Analysis or Plan
          of Operation.........................................................7

Item 7.   Financial Statements................................................12

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................12

Item 8A.  Controls and Procedures.............................................13

                                Part III

Item 9.   Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..........13

Item 10.  Executive Compensation..............................................16

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................17

Item 12.  Certain Relationships and Related Transactions......................19

                                 Part IV

Item 13.  Exhibits and Reports on Form 8-K....................................19


Signatures....................................................................20

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

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

As of August 31, 2002, the Company has paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, the Company has been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding then we can pick the contract up again.

CURRENT BUSINESS

On July 4, 2003, the Company entered into a stock for stock exchange agreement to acquire all the outstanding stock of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese mining company, that owns prospecting permits and licenses on mineral properties in Tibet. On July 23, 2003, the Company issued 97,7000,000 of its common shares into escrow, pending completion of the agreement, and therefore the shares are not shown as outstanding for this report. The agreement is expected to be completed by December 31, 2003. In connection with the agreement the Company issued 6,839,000 restricted common shares as payment for acquisition costs, which are shown with no value, pending the completion of the exchange. For reporting purpose, the acquisition will be treated as a business combination, and accounted for as a reverse takeover, with the purchase method of accounting being used. Honglu will be the accounting parent and the Company will be the accounting subsidiary. The historical operating statements prior to the acquisition date will be those of Honglu. Financial statements of Hunglu were not available on this report date and therefore no pro-forma financial statements, including the prior operations of Honglu, have been included.

On November 28, 2003, the Board of Directors has approved to abandon the inactive subsidiary, China NetTV Inc.

HONGLU

Honglu's major asset is a 65% interest in Danlu Resource Development Co. Ltd. ("Danlu"). The remaining 35% interest in Danlu is controlled by two entities:
The Geological Mines Office of the Tibet Automomous Region (30%) and the Beijing Headman Mining Evaluation Firm (5%). Directly and through Danlu, a subsidiary 65% owned by Honglu, Honglu controls a significant portfolio of mineral prop-erties with mining and/or prospecting permits and licenses in Tibet and retains the rights to conduct exploration on and to develop these properties. These minerals prospects represent a broad array of potential minerals including: gold, silver, platinum, copper, iron, lead, zinc, molybdenum, tin, tantalum, titanium and the rare earths, niobium and osmium. Other minerals could include corundum, borax, and salt and high quality green granite. Building materials also include gravel and marble. Several of these properties are at an advanced exploration stage or have completed pre-feasibility studies.

MINERAL EXPLORATION AND EXTRACTION BUSINESS

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimatedly developed into production. At present, none of the Honglu's properties has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currency, share price volatility, title risks, and uncertainty of additional financing.

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

CURRENT SITUATION

After completion the acquisition of Honglu, the Company will concentrate its efforts on drilling and regional exploration work on the mineral claims currently held by Honglu and will consider additional projects if and when opportunities arise. Market conditions have improved substantially with copper and spot gold prices increasing to multi-year highs and significant attention has been drawn to exploration companies is China due to the country's record growth rates and strong demand for basic raw materials and precious metals. Through the acquisition of Honglu, the Company is well positioned to conduct its activities and capitalize on opportunities in China.

EMPLOYEES

As of August 31, 2003, the Company currently has no employees. The Company continues to rely on the expertise of the officers and directors to carry out its business strategy. The Company anticipates the need for increased administrative and other staff as the business of the Company grows.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company currently maintains an office at Suite 830 - 789 West Pender Street, Vancouver, B.C., Canada as its corporate headquarters.

As of August 31, 2003, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

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

                                     Part II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "CTVH.OB". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal yeas ended August 31, 2003 and 2002 as follows:

                                       Bid

                                         2003

                                         High              Low
                                         ----              ---
First Quarter                            0.01              0.01
Second Quarter                           0.09              0.01
Third Quarter                            0.03              0.01
Fourth Quarter                           0.21              0.02

                                       Bid

                                         2002

                                         High              Low
                                         ----              ---
First Quarter                            1.50              0.24
Second Quarter                           0.43              0.055
Third Quarter                            0.09              0.02
Fourth Quarter                           0.04              0.03

Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

(b) As of August 31, 2003, the Company had approximately 400 shareholders of record of the common stock.

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

On August 14, 2002, the Company's Board of Directors announced a reduction in the exercise price of the Series "A" Share Purchase Warrants from $0.60 (after stock split of 5 to 2) to $0.10 and from $1.00 (after stock split of 5 to 2) to $0.15 for "B" Share Purchase Warrants. The expiry of the "A" Warrant was extended to the earlier of August 15, 2004 or the 90th day after the weighted average trading price of the Company shares exceed $0.13 per share for 10 con-secutive trading days and "B" Warrant will expire one year after the exercise of "A" Warrant. As of December 12, 2003, 50,000 "A" Warrants have been exercised and the remaining "A" Warrants will expire on January 12, 2004.

On October 16, 2003, the Company completed a non-brokered private placement of 15,000,000 units at $0.06 and received $900,000. Each unit consists of one share and a non-transferable warrant to purchase one additional share within the first year at $0.08 or $0.25 in the second year. Upon exercise of a warrant the purch-aser will receive an additional non-transferable warrant to purchase an addition -al share for $0.75 until September 30, 2006. A finders fee of 7%, of the 15,000,000 units, will be paid by the issuance of an additional 1,050,000 units having the same terms as above.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with China NetTV Holdings Inc.'s financial statements and other information included in this Form 10-KSB. When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Plan of Operations

The Company used proceeds from private placements to fund the Company's joint venture with Chengdu Qianfeng Digital AV Equipment Co. Ltd. ("Qianfeng"), in the production of trial digital set-top boxes for Nanning TV in Guangxi Province of China and to fund other opportunities relating to the growing demand for digital data transmission technology and solutions for the television broadcasting and cable industries in China. The Company paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture. However, we have been unable to complete the terms of the agreement and, therefore, we elected to expense the initial payment from the company's books and abandoned the project in the fiscal year ended August 31, 2002. We believe that there will be no further liability in connection with the agreement.

On July 4, 2003, the Company entered into a stock for stock exchange agreement to acquire all the outstanding stock of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese mining company that owns prospecting permits and licences on mineral properties in Tibet, China. On July 23, 2003, the Company issued 97,700,000 shares of its common stock under escrow arrangement pending the completion of the agreement. The agreement is expected to be completed by December 31, 2003. In connection with the agreement the Company issued 6,839,000 common shares as payment for the legal cost for the acquisition.

The Company intends to develop gold and other mineral deposits in Tibet and other areas of China recognizing that China's recent economic growth rate has placed an increasing demand on the need for domestic production of metals. Currently, China places fourth in the world wide production of copper but substantially falls short of its domestic requirements. The development of partially developed base and precious metal deposit in South Western China is seen as an opportunity to aid China in meeting its domestic requirements.

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans.

Honglu

Honglu's major asset is a 65% interest in Danlu Resource Development Co. Ltd. ("Danlu"). The remaining 35% interest in Danlu is controlled by two entities:
The Geological Mines Office of the Tibet Autonomous Region (30%) and the Beijing Headman Mining Evaluation Firm (5%). Directly and through Danlu, a subsidiary 65% owned by Honglu, Honglu controls a significant portfolio of mineral properties with mining and/or prospecting permits and licenses in Tibet and retains the rights to conduct exploration on and to develop these properties. These minerals prospects represent a broad array of potential minerals including: gold, silver, platinum, copper, iron, lead, zinc, molybdenum, tin, tantalum, titanium and the rare earths, niobium and osmium. Other minerals could include corundum, borax, and salt and high quality green granite. Building materials also include gravel and marble. Several of these properties are at an advanced exploration stage or have completed pre-feasibility studies.


Change of Management

Mark Hung has resigned as Director effective July 1, 2003. Ernest Cheung has resigned from the Board of Directors effective July 9, 2003. Maurice Tsakok continues as a Director. Ronald Xiuru Xie has been appointed to the Board effective July 5, 2003. Zhi Wang, Jie Yang and Anthony Garson have been appointed to the Board on August 4, 2003.

Ronald Xiuru Xie has become President of the Company since July 5, 2003. Ernest Cheung has resigned as President and Treasurer effective July 4, 2003. Maurice Tsakok continues to act as Secretary of the Company.


Results of Operations

The Company has had no operations during the fiscal year ended August 31, 2003. The Company received no revenue and incurred expenses of $124,197 stemming from general, administrative and tax expenditures as compared to $79,397 for the same period of last year. The increase of $44,800 was mainly due to the consulting fees paid to the directors and consultants for their services and legal fees incurred.

The Company expects the trend of losses to continue at an increasing rate after the acquisition of Honglu until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of August 31, 2003, the Company had total current assets of $48 and total liabilities of $254,838. The Company has a negative working capital of $254,790.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders. It did not raise any additional capital during the fiscal year ended August 31, 2003.

On October 16, 2003, the Company completed a non-brokered private placement of 15,000,000 units at $0.06 for $900,000. Each unit consists of one share and a non-transferable warrant to purchase one additional share within the first year at $0.08 or $0.25 in the second year. Upon exercise of a warrant, the purchaser will receive an additional non-transferable warrant to purchase an additional share for $0.75 until September 30, 2006. A finders fee of 7% will be paid by the issuance of 1,050,000 units with the same terms and conditions. The amount raised will be used for working capital purpose and we expect that it is sufficient to meet the operating expenses of the coming twelve months.


Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

January 2003 - FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

April 2003 - SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

May 2003 - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

China NetTV Holdings Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of August 31, 2003, there were approximately 44,285,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

Management of Growth

Upon completion of the acquisition of Honglu, the Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional staff for mineral exploration and administrative support. Such activities can result in increased responsibilities for management. The Company expects to experience difficulty in filling its needs for qualified personnel.

The Company's future success depends upon its ability to raise adequate financing to meet its mineral exploration and operation expenses. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

Need for Additional Financing

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

If future operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability or financial resources or plans to enter any other business as of this date.

The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.


Political Risks

The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

Market Risk

The Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.


Other Risks and Uncertainties

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of Honglu's prospects has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currency, share price volatility, title risks, and uncertainty of additional financing.

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

Proposed Operations

After completion the acquisition of Honglu, the Company will concentrate its efforts on drilling and regional exploration work on the mineral claims currently held by Honglu and will consider additional projects if and when opportunities arise. Market conditions have improved substantially with copper and spot gold prices increasing to multi-year highs and significant attention has been drawn to exploration companies in China due to the country's record growth rates and strong demand for basic raw materials and precious metals.
If the acquisition is completed, management intends to pursue mineral explora-tion and joint ventures with as yet unidentified parties.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-10.


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

Item 8A.  CONTROLS AND PROCEDURES


Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commssion ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16a) OF THE EXCHANGE

(a) The following table furnishes the information concerning the Company's directors and officers as of August 31, 2003. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                   Age       Title                                Term
------------------     ---       ------------------                   ---------

Ronald Xiuru Xie       41        President & Director                  Annual

Jie Yang               40        Vice President & Director             Annual

Zhi Wang               46        Director                              Annual

Anthony Garson         60        Director                              Annual

Loong Keng Lim         56        Director                              Annual

Maurice Tsakok         52        Director                              Annual

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Ronald Xiuru Xie           40%
Jie Yang                   80%
Zhi Wang                   10%
Anthony Garson             30%
Loong Keng Lim             5%
Maurice Tsakok             25%


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

Ronald Xiuru Xie graduated from Beijing University of International Business & Economics, Beijing, China, with a Bachelor of Economics (1984) and Master of Law
(1986), and subsequently from Faculty of Law, Queen's University, Ontario, Canada with a LL.B. degree (1992). He has been a Founding Partner of Allied Law Office, Beijing, China (1998 to present); Senior Partner, Great Wall Law Firm, Beijing, China (1995 to 1998); legal counsel, Department of Treaties & Law, Ministry of Foreign Economic Relations & Trade of China (1986-89); Chinese Governmental Expert at International Institute for the Unification of Private Law ("UNIDROIT"), Rome, for the preparation of International Conventions on International Financial Leasing and International Factoring (1987). He has been a member of the Chinese Bar since 1988 and was admitted to the Bar of Ontario, Canada in 1993. He has been President and director of Drucker, Inc. since June 2003, and a director of Honglu Investment Holdings, Inc. since May, 2003. He will approximately devote 40% of his time to the operation of the Company.

JIE YANG, age 40, Director. He graduated from Beijing University of International Business & Economics, Beijing, China in 1984 and obtained a Bachelor of Economics. He has been director and Vice President of Honglu Investment Holdings, Inc. since 2001; President of Sundecine Enterprises Inc. (1997-2001); General Manager, Jianxin Trading Co., 1988-97; Assistant Customs Supervisor, Beijing Customs Administration, 1984-87.

Maurice Tsakok, Director since May 2000, age 52, was employed, from 1976 to 1994, by Bank of Montreal as Systems Analyst, from 1994 to 1996, by Sagit Mutual Funds, a mutual fund company who as a Vice-President was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). From 1997 to date he has been a principal director in Gemsco Management, Ltd. He has been a Director of the Company since 1996. He is currently a Director of Xin Net Corp. since 1997, and was a director of Richco Investors Inc. from 1995 to October 31, 2003.

ZHI WANG, age 46, Director. Finished diploma in business administration at China Radio & Television University ("CRTVU") in 1984 and pursued further studies in business administration under exchange program in Australia 1988. From 2001 to present, he has been Chairman and President of Honglu Investment Holdings, Inc., Tianyubofeng Science & Technology, Inc., a Chinese company in aluminum and carbon coke producing business, and Standard Hotel Management, Co. He is President and General Manager, Ziyuewentao Enterprises Inc., 1997 to present; General Manager, Tianjin Zangtong Trading Co., 1993; Managing Director of Hong Kong Zangtong Trading Co., 1990; CEO of Tibet Autonomous Region Economic & Trade Bureau, Beijing Office, 1987; Member, the Leading Team on Tibetan Economy, the State Council of China, 1984.

ANTHONY GARSON, age 60, Director, obtained a BS in 1969 from University of Waterloo, Ontario. He received and MBA from University of Toronto, Ontario in 1983. For the past 30 years, Mr. Garson has been extensively involved in the brokerage industry having served as Equity Analyst, Equities Investment Division of Bank of Nova Scotia, Toronto (1975-80); Vice president and Senior Mining Analyst for Canadian Operations of Dean Witter Reynolds (Canada) Ltd. (1981-85); Senior Mining Analyst at Haywood Securites, Vancouver, BC (1986); VP and Senior Mining Analyst at Continental Securities (1987) and Vice-President and Senior Mining Analyst of Canaccord Capital (1993); London, England. Mr. Garson was a principal and founding partner of Union Capital Market (U.K.)Ltd, Licensed under the Securities and Futures Authority of London, England (1993-95); Chairman and director of Pacific Minerals, Vancouver, BC (1995-97). He was licensed to trade securities in the United Kingdom, Ontario and British Columbia, and also served as a director and officer of Global Pacific Minerals, Anthian Resources Corp. He has been President and Director of International Arimex Resource Inc. and Director of Grayd Resources Corporation since 2003, partner of Mining Capital Corporation from 2002, President and Director of Disfactories Corporation from 1999 and also Lecturer of Centennial College from 1999.

LOONG KENG LIM, age 56, Director. Mr. Lim was born in Thailand, and educated in Singapore, Australia and the United States. He obtained an MBA from the University of Arkansas in 1972. He is both a Canadian and an American citizen.

Mr. Lim has extensive business interests and experience in Asia and in North America. He has built a distinguished career in property development spanning over 20 years. Since 1979 he has operated as an independent property developer in Los Angeles, U.S.A. as President and a director of Eastern Phoenix Corporation. He moved to Vancouver, Canada in 1990 to do property development with the Kuok Group. He served as President and Chief Executive Officer of Abbey Woods Developments Ltd. from 1990 to 1993. Abbey Woods is a public company listed on both the Vancouver and Toronto Stock Exchanges which specializes in condominium and commercial construction.

He is currently the Chairman of the Board, President, and CEO of Native Strategic Investments Ltd ("NSI"). NSI was established in 1993, and is listed on the TSX. NSI is primarily involved with the Kuok Group in real estate developments in partnership with Native bands in British Columbia, Canada. This is considered to be the first such venture in Canada.

(e)      Directors' Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director. On May 31, 2000, the Company granted 2,000,000 stock options at $1.00 per share with an expiry date of May 31, 2005, of which 500,000 of the options were issued indirectly to the Company's Officers and Directors through separate management companies. As of August 31, 2003, no options have yet been exercised.

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all
Section 16(a) that they file. All of the current officers and directors have filed Sec. 16(a) disclosures.

ITEM 10. EXECUTIVE COMPENSATION

The following persons filed late: None

Other persons who hold more than 10% of the outstanding shares who have not filed or filed late: None

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to August 31, 2003 to each of its executive officers:


                              SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation                          Long Term Compensation
                           -------------------                          ----------------------
(a)                        (b)      (c)     (d)      (e)                (f)              (g)
Name and                   Year     Salary  Bonus    Other              Restricted       Securities
Principal                           ($)     ($)      Annual             Stock            Underlying/
Position                                             Compensation       Awards           Options
                                                     ($)                ($)              (#)

Ronald Xuiru Xie           2003     0       0        0                  0                0
President and Director

Jie Yang                   2003     0       0        0                  0                0
Vice President &
Director




                                               DIRECTORS' COMPENSATION

                           Annual       Meeting         Consulting      Number          Number of
                           Retainer     Fees ($)        Fees/Other      of              Securities
                           Fee ($)                      Fees ($)        Shares (#)      Underlying
                                                                                        Options
                                                                                        SARS (#)

Ronald Xuiru Xie           0            0               $40,000         0               0
President and Director

Jie Yang                   0            0               $20,000         0               0
Vice President &
Director

Zhi Wang                   0            0               0               0               0
Director

Anthony Garson             0            0               $2,888          0               0
Director

Loong Keng Lim             0            0               0               0               0
Director

Maurice Tsakok             0            0               0               0               0
Director

Marc Hung                  0            0               0               0               0
Director

(h) The Company has made no Long Term Compensation payouts (LTIP or other)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: (No preferred stock is outstanding at the date of this report.) The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 44,285,200 shares outstanding at August 31, 2003.


Title of          Name and Address of           Amount of Beneficial        Percent
Class             Beneficial Owner              Interest                    of Class
-----             ----------------              --------                    --------
Common   Ronald Xuiru Xie                       0                           0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Richco Investors Inc.                  15,000,000                  33.9%
         Suite 950 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Farmind Link Corp.                     3,697,000                   8.3%


b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at August 31, 2002.


Title of          Name and Address of                  Amount of                 Percent
Class             Beneficial Owner                     Beneficial Interest       of Class
-----             ----------------                     -------------------       --------
Common   Maurice Tsakok                                15,105,500(1)              4.1%
         Suite 830 - 789 West Pender Street
         Vancouver, B.C. V6C 1H2

Common   Jie Yang                                      0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Zhi Wang                                      0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Note (1) - Shares including 15,000,000 common shares owned indirectly by Richco
Investors Inc.

Title of          Name and Address of                  Amount of                 Percent
Class             Beneficial Owner                     Beneficial Interest       of Class
-----             ----------------                     -------------------       --------

Common   Anthony Garson                                0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Loong Keng Lim                                0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Total as a group                                       15,105,500                 4.1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Officers and directors or their controlled entities, have acquired 42.4% of the Company's common shares and have made non interest bearing, demand loans to the Company of $94,055.

                                     Part IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits

            Exhibit 32 - Sarbanes Oxley Certification
            Exhibit 32 - Sarbanes Oxley Certification

        B.  Reports on Form 8-K

            8-K filed July 30, 2003
            8-K/A filed on August 12, 2003
            8-K filed on August 21, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 15, 2003                  CHINA NETTV HOLDINGS INC.

                                            By: /s/ Ronald Xuiru Xie
                                                ----------------------------
                                                Ronald Xuiru Xie
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald Xuiru Xie               President and Director     December 15, 2003
-------------------------
Ronald Xuiru Xie

/s/ Maurice Tsakok                 Director                   December 15, 2003
-------------------------
Maurice Tsakok

/s/ Jie Yang                       Vice President & Director  December 15, 2003
-------------------------
Jie Yang

/s/ Zhi Wang                       Director                   December 15, 2003
-------------------------
Zhi Wang

/s/ Anthony Garson                 Director                   December 15, 2003
-------------------------
Anthony Garson

/s/ Loong Keng Lim                 Director                   December 15, 2003
-------------------------
Loong Keng Lim


SELLERS & ANDERSEN L.L.C.                                           941 East 3300 South, Suite 202
-------------------------                                           Salt Lake City, Utah 84106
Certified Public Accountants and Business Consultants               Telephone 801 486-0096
Member SEC Practice Section of the AICPA                            Fax 801 486-0098




Board of Directors
China NetTV Holdings, Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of China NetTV Holdings, Inc. (development stage company) at August 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2003 and 2002 and the period September 15, 1998 (date of inception) to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China NetTV Holdings, Inc. at August 31, 2003, and the results of operations, and cash flows for the years ended August 31, 2003 and 2002 and the period September 15, 1998 (date of inception) to August 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Salt Lake City, Utah                             /s/ Sellers &  Andersen L.L.C.
December 3, 2003

                           CHINA NETTV HOLDINGS, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                 August 31, 2003



ASSETS
CURRENT ASSETS

         Cash                                                            $   48
                                                                           ----

         Total Current Assets                                            $   48



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable  -  related parties                             $ 156,943
     Accounts payable                                                    97,895
                                                                      ---------
              Total Current Liabilities                                 254,838
                                                                        -------

STOCKHOLDERS'  DEFICIENCY

   Common stock
        200,000,000 shares authorized, at $0.001 par value
        44,285,200 shares issued and outstanding                         44,285
         Capital in excess of par value                               1,357,963
    Deficit accumulated during the development stage                 (1,657,038)
                                                                     -----------

                  Total Stockholders' Deficiency                       (254,790)
                                                                     -----------
                                                                        $    48

   The accompanying notes are an integral part of these financial statements.




                                   CHINA NETTV HOLDINGS, INC.
                                  ( Development Stage Company)
                                     STATEMENT OF OPERATIONS
                        For the Years Ended August 31, 2003 and 2002 and
              the Period September 15, 1998 (Date of Inception) to August 31, 2003



                                                      Aug 31,               Aug 31,         Sept 15, 1998
                                                       2003                  2002           to Aug 31, 2003
                                                       ----                 -----           ---------------

REVENUES                                           $           -         $         -         $      1,448

EXPENSES

   Administrative                                        124,197              79,397              370,783
                                                         -------              ------              -------
NET LOSS - before other expenses                        (124,197)            (79,397)            (369,335)

OTHER EXPENSES

    Interest                                              (7,703)                  -               (7,703)
    Loss of investment - note 3                                -          (1,280,000)          (1,280,000)
                                                        ---------        ------------         -----------

NET LOSS                                              $ (131,900)       $ (1,359,397)        $ (1,657,038)
                                                         =======           =========            =========

NET LOSS PER COMMON SHARE

   Basic and diluted                                    $      -            $   (.04)
                                                        --------            ---------

AVERAGE OUTSTANDING SHARES

    Basic (stated in 1,000's)                             38,015              37,308
                                                          ------              ------


   The accompanying notes are an integral part of these financial statements.




                                           CHINA NETTV HOLDINGS, INC.
                                          ( Development Stage Company)
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              For the Period September 15, 1998 (Date of Inception)
                                               to August 31, 2003



                                                                                                 Capital in
                                                                         Common Stock             Excess of          Accumulated
                                                     Shares                  Amount              Par Value             Deficit
                                                    ----------               ------               ---------           ---------
Balance September 15,  1998 (date of inception)          -              $        -            $       -           $        -

Issuance of common shares for cash
   at $.0004 - February 5,  1999                    15,000,000               15,000               (9,000)                  -
Issuance of common shares for cash
     at $.0008 - February 7,  1999                  18,750,000               18,750               (3,750)                  -
Issuance of common shares for cash
    at $.04 - February 23, 1999                        156,200                  156                 6,092                  -
Capital  contributions  - expenses
   paid by  officers                                       -                     -                  4,500
Net operating loss for the year ended
   August  31, 1999                                        -                     -                     -              (18,593)
Capital contributions - expenses
    paid by officers                                       -                     -                  4,500                  -
Net operating loss for the year ended
     August 31, 2000                                       -                     -                     -              (78,995)
Issuance of common shares for cash at $.40 -
   December 2000 through June 2001                   2,902,500                2,903             1,158,097                  -
Net operating loss for the year ended
   August 31, 2001                                         -                     -                    -               (68,153)
Issuance of common shares for cash
          at $.40 - October 17, 2001                   387,500                  387               154,613                  -
Issuance of common shares for expenses
   at  $.20 - November 2, 2001                         250,000                  250                49,750                  -
Net operating loss for the year ended
   August 31, 2002                                         -                     -                     -           (1,359,397)
Issuance of common shares for acquisition
   costs - July 23, 2003 - related party - note 4    6,839,000                6,839               (6,839)
Net operating loss for the year ended
   August 31, 2003                                          -                    -                      -            (131,900)
                                                    ----------               ------             ---------           ---------
Balance August 31, 2003                             44,285,200             $ 44,285           $ 1,357,963        $ (1,657,038)
                                                    ==========               ======             =========           =========



   The accompanying notes are an integral part of these financial statements.



                                           CHINA NETTV HOLDINGS, INC.
                                          ( Development Stage Company)
                                             STATEMENT OF CASH FLOWS
                           For the Years Ended August 31, 2003 and 2002 and the Period
                            September 15, 1998 (Date of Inception) to August 31, 2003




CASH FLOWS FROM                                                 Aug 31,          Aug 31,         Sept 15, 1998
   OPERATING ACTIVITIES                                          2003             2002         to August 31, 2003
                                                                 ----             ----         ------------------
   Net loss                                                 $ (131,900)     $ (1,359,397)      $ (1,657,038)
Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Change in accounts payable                          125,512            10,080            165,337
           Capital contribution - expenses                          -                 -               9,000
           Issuance of common stock for expenses                    -             50,000             50,000
           Loss of investment in joint venture                      -          1,280,000          1,280,000
                                                                 -----          ----------          -------
          Net Decrease in Cash From Operations                  (6,388)          (19,317)          (152,701)
                                                                 -----          ----------          -------
CASH FLOWS FROM INVESTING
   ACTIVITIES

           Investment in joint venture
                                                                    -                 -          (1,280,000)
                                                            ----------         ----------          --------
CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from loan - related party                     4,554             3,207             89,501
       Proceeds from issuance of common stock                      -                 -            1,343,248
                                                            ----------         ---------           ---------
                                                                 4,554             3,207          1,432,749

   Net Changes in Cash                                          (1,834)          (16,110)                48

   Cash at Beginning of Period                                   1,882            17,992                -
                                                                 -----          ---------         ---------

   Cash at End of Period                                      $     48           $ 1,882             $   48
                                                                ======            ======               ====

SCHEDULE  OF  NONCASH  FLOWS  FROM OPERATING  ACTIVITIES
    Capital contributions - expenses paid by officer                                               $  9,000
                                                                                                   --------
    Issuance of 250,000 common shares for expenses - 2002                                            50,000
                                                                                                     ------
    Issuance of 6,839,000 common shares for acquisition costs - 2003
                                                                                                        -
                                                                                                   --------

   The accompanying notes are an integral part of these financial statements.

                           CHINA NETTV HOLDINGS, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2003



1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 15, 1998 with the name "Vancouver's Finest Coffee Company" with authorized common stock of 200,000,000 shares at $0.001 par value. On May 30, 2000 the name was changed to "China NetTV Holdings, Inc."

The Company was organized for the purpose of marketing retail specialty coffee; however, during May 2000 the Company changed its business purpose to the operations of digital technology (note 3), and during July 2003 changed its purpose to the acquisition of interests in mineral properties (note 4).

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On August 31, 2003 the Company had a net operating loss available for carryforward of $1,657,038. The tax benefit of approximately $ 497,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire starting in 2019 through 2023.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights, unless the exercise becomes antidilutive and then the diluted income (loss) per shares is not shown.

                           CHINA NETTV HOLDINGS, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 August 31, 2003



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Offering Costs

Costs directly attributable to any proposed or actual offering of securities will be charged against the gross proceeds of the offering, however, costs of an aborted offering will be expensed.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

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

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. US dollars are considered to be the functional currency.

                           CHINA NETTV HOLDINGS, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 August 31, 2003



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3.  ACQUISITION OF INTEREST IN NETWORK TECHNOLOGY

During June 2000 the Company, through a former subsidiary, entered into a joint venture agreement with Chengdu Qianfeng Digital AV Equipment Co. Ltd., a Chinese company, by the mutual formation of a joint venture company known as "Chengdu Qianfeng NetTV CO., LTD in which each partner would own approximately one half interest.

The business purpose of the joint venture company was to develop network technology and information appliance products.

The Company, through its former subsidiary, had paid $1,280,000, of $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, the company was unable to complete the terms of the agreement and, therefore, management elected to expense the initial payment and abandon the project. Management believes, on advise of counsel, that there will be no further liability in connection with the agreement.

4.  ACQUISITION OF ALL OUTSTANDING STOCK OF HONGLU INVESTMENT HOLDINGS INC.

On July 4, 2003 the Company entered into a stock for stock exchange agreement to acquire all the outstanding stock Honglu Investment Holdings, Inc.("Honglu") a Chinese mining company, that owns prospecting permits and licenses on mineral properties in Tibet. On July 23, 2003 the Company issued 97,700,000 of its common shares into escrow, pending completion of the agreement, and therefore the shares are not shown as outstanding for this report. The agreement is expected to be completed by December 31, 2003. In connection with the agreement the Company issued 6,839,000 restricted common shares as payment for acquisition costs, which are shown with no value, pending the completion of the exchange. For reporting purposes, the acquisition will be treated as a business combination, and accounted for as a reverse takeover, with the purchase method of accounting being used. "Honglu" will be the the accounting parent and the Company will be the accounting subsidiary. The historical operating statements prior to the acquisition date will be those of "Honglu". Financial statements of "Honglu" were not available on this report date and therefore no pro-forma financial statements, including the prior operations of "Honglu", have been included.

                           CHINA NETTV HOLDINGS, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 August 31, 2003



5.   COMMON CAPITAL STOCK

On December 12, 2001, the Company completed a forward common stock split of 2 1/2 shares for 1 outstanding share. This report has been prepared showing post split shares from inception.

Since its inception the Company has completed private placement offerings of 37,196,200 post split shares for $1,343,248.

On July 23, 2003 the Company issued 6,839,000 restricted common shares as outlined in note 4.

Subsequent to August 31, 2003 the Company completed a private placement of 15,000,000 units as outlined in note 9.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers- directors, or their controlled entities, have acquired 42% of the common stock issued and 31% after the private placement of 15,000,000 shares, as outlined in note 9.

A major shareholder has made a demand, one percent over prime interest bearing, loan to the Company with a balance of $94,055 on August 31, 2003, including accrued interest.

During the year ended August 31, 2003 the Company incurred consulting fees of $62,888 to three directors of the Company.

7.  STOCK OPTION PLAN

The Company's board of directors approved a stock option plan for the sale of 5,000,000 common shares of the company at $.40 per share to the officers and directors, employees, and others as designated by the directors. The plan expires in May 2005 and can be canceled at any time before that date.

At August 31, 2003, 5,000,000 stock options had been issued with no value being recognized. None of the options had been exercised.

                           CHINA NETTV HOLDINGS, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 August 31, 2003



8.  STOCK PURCHASE WARRANTS

The Company has 3,540,000 Series A Stock Purchase Warrants outstanding with an exercise price of $.10. The A warrants can be exercised the earlier of August 15, 2004 or the 90th day after the weighted average trading price of the Company shares exceed $.13 per share for 10 consecutive trading days. On the exercise of the A warrants the purchaser will receive one share of stock and an additional warrant exercisable at $.15, which will carry the same terms as above, to expire one year after exercise. As of December 12, 2003, 50,000 A Warrants have been exercised and the remaining A Warrants will expire on January 12, 2004.

9.  SUBSEQUENT EVENTS

On October 16, 2003 the Company completed a non-brokered private placement of 15,000,000 units at $.06 and received $900,000. Each unit consists of one share and a non-transferable warrant to purchase one additional share within the first year at $.08 or $.25 in the second year. Upon exercise of a warrant the purchaser will receive an additional non-transferable warrant to purchase an additional share for $.75 until September 30, 2006.

A finders fee of 7%, of the 15,000,000 units, will be paid by the issuance of an additional 1,050,000 units having the same terms as above.

Since receiving the $900,000 described above, management believes the Company will be able to operate for the coming year.

10.  CONTINUING LIABILITIES

The Company has contracted to pay consulting fees of $27,055 per month for the coming year which includes $17,888 to related parties.

The contracts also include an unstated number of stock options, with undetermined terms, to be issued to the parties.