Form 10QSB
period 2003-11-30
CHINA NETTV HOLDINGS INC
filed 2004-01-20
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended November 30, 2003

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                            98-02031-70
          ------                                            -----------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

           Suite 830 - 789 West Pender Street, Vancouver, B.C. V6C 1H2
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-4407
                                 --------------
                           (Issuer's telephone number)

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

         Consolidated Balance Sheet of China NetTV Holdings Inc. and
              Subsidiary at November 30, 2003....................................................F-1

         Consolidated Statement of Operations
              for the six and nine months ended November 30, 2003 and 2002 and for the Period September 15, 1998 (date of inception) to
              November 30, 2003..................................................................F-2

         Consolidated Statement of Cash Flows
              for the nine months ended November 30, 2003 and 2002
              and for the period September 15, 1998 (date of inception)
               to November 30, 2003..............................................................F-3

         Statement of Changes in Stockholders' Equity
             for the period September 15, 1998 (date of inception) to
             November 30, 2003...................................................................F-4

         Notes to Financial Statements...........................................................F-5 - F-6

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................3

Item 3.  Controls and Procedures.................................................................6

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................6

Item 2.  Changes in Securities...................................................................7

Item 3.  Defaults Upon Senior Securities.........................................................7

Item 4.  Submission of Matters to a Vote of Security Holders.....................................7

Item 5.  Other Information.......................................................................7

Item 6.  Exhibits and Reports on Form 8-K........................................................7

Signatures.......................................................................................8


Part I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


                        CHINA NETTV HOLDINGS, INC.
                        (Development Stage Company)
                              BALANCE SHEETS
                   NOVEMBER 30, 2003 AND AUGUST 31, 2003

                                                                                   November 30,            August 31,
Stated in U.S. dollars                                                                 2003                   2003
                                                                                    (Unaudited)            (Audited)
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                   $             559,474  $                 48
  Accounts receivables                                                                       35,771                     -
                                                                                --------------------   -------------------
                                                                                            595,245                    48

Equipment, net of accumulated depreciation                                                   18,501                     -
                                                                                --------------------   -------------------
Total Assets                                                                  $             613,746  $                 48
                                                                                ====================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - related parties                                          $             118,945  $            156,943
  Accounts Payable                                                                           50,230                97,895
                                                                                --------------------   -------------------
                                                                                            169,175               254,838

Commitments and Contingencies                                                                     -                     -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 200,000,000
    Issued and Outstanding : 60,335,200 (8/31/2003: 44,285,200)                              60,335                44,285
  Additional Paid In Capital                                                              2,241,913             1,357,963
  Accumulated Deficit                                                                    (1,857,677)           (1,657,038)
                                                                                --------------------   -------------------
Total Stockholders' Equity                                                                  444,571              (254,790)
                                                                                --------------------   -------------------
Total Liabilities and Stockholders' Equity                                    $             613,746  $                 48
                                                                                ====================   ===================


                                           CHINA NETTV HOLDINGS, INC.
                                           (Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002 AND
                   THE PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2003


                                                               September 15, 1998 to      November 30,
Stated in U.S. dollars                                           November 30, 2003            2003                   2002
                                                             ---------------------     -------------------    -------------------
Revenue                                                             $ 1,448                    $ -    448             $ -      -
                                                             ---------------------     -------------------    -------------------
Expenses
  General and administrative                                              571,422                 200,639                 14,667
                                                             ---------------------     -------------------    -------------------
                                                                          571,422                 200,639                 14,667

Operating Loss                                                           (569,974)               (200,639)               (14,667)

Other Expenses
   Interest                                                                (7,703)                      -                      -
   Loss of investment                                                  (1,280,000)                      -                      -
                                                             ---------------------     -------------------    -------------------
Net Loss Available to Common Stockholders                            $ (1,857,677)             $ (200,639)             $ (14,667)
                                                             =====================     ===================    ===================

Loss per share attributable to common stockholders:
  Basic and diluted                                                                               $ (0.00)               $ (0.00)
                                                                                       ===================    ===================

Weighted average number of common shares outstanding:
  Basic and diluted                                                                            50,166,519             37,446,200
                                                                                       ===================    ===================


                                           CHINA NETTV HOLDINGS, INC.
                                           (Development Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2003

                                                                         Stock       Additional
                                                          Common       Amount At       Paid In     Accumulated
Stated in U.S. dollars                                    Shares       Par Value       Capital       Deficit         Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 15, 1998 (date of inception)                    -            $ -           $ -            $ -            $ -

Issuance of common stock for cash @$0.004
    on February 5, 1999                                   15,000,000         15,000        (9,000)                        6,000
Issuance of common stock for cash @$0.008
    on February 7, 1999                                   18,750,000         18,750        (3,750)                       15,000
Issuance of common stock for cash @$0.04
    on February 23, 1999                                     156,200            156         6,092                         6,248
Capital contributions - expenses paid by officers                  -              -         4,500                         4,500
Net loss for the year ended August 31, 1999                                                              (18,593)       (18,593)
                                                      --------------------------------------------------------------------------
Balance, August 31, 1999                                  33,906,200         33,906        (2,158)       (18,593)        13,155

Capital contributions - expenses paid by officers                  -              -         4,500                         4,500
Net loss for the year ended August 31, 2000                                                              (78,995)       (78,995)
                                                      --------------------------------------------------------------------------
Balance, August 31, 2000                                  33,906,200         33,906         2,342        (97,588)       (61,340)

Issuance of common stock for cash @$0.40
   December 2000 through June 2001                         2,902,500          2,903     1,158,097                     1,161,000
Net loss for the year ended August 31, 2001                                                              (68,153)       (68,153)
                                                      --------------------------------------------------------------------------
Balance, August 31, 2001                                  36,808,700         36,809     1,160,439       (165,741)     1,031,507

Issuance of common stock for cash @$0.40
   on October 17, 2001                                       387,500            387       154,613                       155,000
Issuance of common stock for cash @$0.40
  on November 2, 2001                                        250,000            250        49,750                        50,000
Net loss for the year ended August 31, 2002                                                           (1,359,397)    (1,359,397)
                                                      --------------------------------------------------------------------------
Balance, August 31, 2002                                  37,446,200         37,446     1,364,802     (1,525,138)      (122,890)

Issuance of common stock for service rendered
  @$0.08 on July 23, 2003                                  6,839,000          6,839        (6,839)                            -
Net loss for the year ended August 31, 2003                                                             (131,900)      (131,900)
                                                      --------------------------------------------------------------------------
Balance, August 31, 2003                                  44,285,200         44,285     1,357,963     (1,657,038)      (254,790)

Issuance of common stock for cash @$0.06
   on October 29, 2003                                    15,000,000         15,000       885,000                       900,000
Issuance of common stock for 7% finder fees for
  shares issued on October 29, 2003                        1,050,000          1,050        (1,050)                            -
Net loss for the three months ended November 30, 2003                                                   (200,639)      (200,639)
                                                      --------------------------------------------------------------------------
Balance, November 30, 2003                                60,335,200       $ 60,335   $ 2,241,913   $ (1,857,677)     $ 444,571
                                                      ==========================================================================


                                   CHINA NETTV HOLDINGS, INC.
                                   (Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002 AND
           THE PERIOD FROM SEPTEMBER 15, 1998 (DATE OF INCEPTION) TO NOVEMBER 30, 2003


                                                                     September 15, 1998 to       November 30,
Stated in U.S. dollars                                                 November 30, 2003           2003                 2002
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss from operations                                                 $ (1,857,677)            $ (200,639)           $ (14,667)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Loss of investment                                                        1,280,000                      -                    -
    Capital contribution for expenses                                             9,000                      -                    -
    Amortization                                                                    436                    436                    -
    Issuance of common stock for expenses                                        50,000                      -                    -
    Changes in assets and liabilities
      Increase in prepaid expenses                                              (35,771)               (35,771)                   -
      Increase in accounts payable                                              117,672                (47,665)              13,539
                                                                    --------------------     ------------------   ------------------
  Net cash provided by (used in) operating activities                          (436,340)              (283,639)              (1,128)
                                                                    --------------------     ------------------   ------------------
Cash flows from investing activities
  Investment in joint venture                                                (1,280,000)                     -                    -
  Equipment additions                                                           (18,937)               (18,937)                   -
                                                                    --------------------     ------------------   ------------------
  Net cash flows used in investing activities                                (1,298,937)               (18,937)                   -
                                                                    --------------------     ------------------   ------------------
Cash flows from financing activities
  Proceeds from (Repayment to) loan - related party                              51,503                (37,998)                   -
  Proceeds from issuance of common stock                                      2,243,248                900,000                    -
                                                                    --------------------     ------------------   ------------------
  Net cash flows used in financing activities                                 2,294,751                862,002                    -
                                                                    --------------------     ------------------   ------------------
Increase (Decrease) in cash and cash equivalents                                559,474                559,426               (1,128)

Cash and cash equivalents - beginning of period                                       -                     48                1,882
                                                                    --------------------     ------------------   ------------------
Cash and cash equivalents - end of period                                     $ 559,474              $ 559,474                $ 754
                                                                    ====================     ==================   ==================

Supplemental Information :
Non-cash flows from operating activities
  Capital contributions on expenses paid by officer                             $ 9,000                    $ -              $ 9,000
  Issuance of 250,000 common stock for expenses                                $ 50,000                    $ -             $ 50,000
  Issuance of 6,839,000 common stock for acquisition
    costs                                                                           $ -                    $ -                  $ -
  Issuance of 1,050,000 common stock for acquisition
    costs                                                                           $ -                    $ -                  $ -


                           CHINA NETTV HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003

                                  ( Unaudited )


1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended August 31, 2003 included in its Annual Report on Form 10-KSB.


2. New Accounting Policies

The computer equipments and office equipments are depreciated on the straight line basis over three years and five years respectively.


3. Equipments

                                        November 30,    August 31,
                                        2003            2003

Office equipment                        $ 8,111         $       -
Computer equipment                       10,826                 -
                                        -------------   ------------
Total                                    18,937                 -
Accumulated depreciation                $18,501         $       -
                                        -------------   ------------

The depreciation expense charged to continuing operations for the three-month period ended November 30, 2003 was $436 (2002 : $nil).

                           CHINA NETTV HOLDINGS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                November 30, 2003

                                  ( Unaudited )


3. Related Party Transactions

During the three-month period ended November 30, 2003, the Company paid consulting fees of $65,817 (2002 : $nil) to four directors or companies related to these directors and benefits of $2,997 (2002 : $nil) to a director.


4. Subsequent Events

As of January 12, 2004, 3,240,000 Series A Stock Purchase Warrants were exercised and the remaining Series A Stock Purchase Warrants 300,000 were expired. 250,000 Series B Stock Purchase Warrants were exercised and 2,990,000 Stock Purchase Warrants were outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The information presented here should be read in conjunction with China NetTV Holdings Inc.'s financial statements and other information included in this Form 10-QSB. When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

The Company intends to develop gold and other mineral deposits in Tibet and other areas of China recognizing that China's recent economic growth rate has placed an increasing demand on the need for domestic production of metals. Currently, China places fourth in the world wide production of copper but substantially falls short of its domestic requirements. The development of partially developed base and precious metal deposit in South Western China is seen as an opportunity to aid the China in meeting its domestic requirements.

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


Results of Operations

The Company has had no operations during the three-month period ended November 30, 2003. The Company received no revenue and incurred expenses of $200,639 stemming from general, administrative and tax expenditures as compared to $14,667 for the same period of last year. The increase of $185,972 was mainly due to the consulting fees paid to the directors and consultants for their services and legal fees incurred.

The Company expects the trend of losses to continue at an increasing rate after the acquisition of Honglu until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.


Liquidity and Working Capital

As of November 30, 2003, the Company had total current assets of $595,245 and total liabilities of $169,175. The Company has a working capital of $426,070 as a result of a private placement of $900,000 in October 2003 after netting off of general and administrative expenses.

As of January 12, 2004, the Company received $361,500 through the exercise of 3,240,000 Series A Stock Purchase Warrants and 250,000 Series B Stock Purchase Warrants by their holders.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of November 30, 2003, there were approximately 60,335,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.


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


Outlook

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


ITEM 3.  CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II.          OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31      Sarbanes-Oxley Certification
32      Sarbanes-Oxley Certification


(b) Reports on Form 8-K filed during the three months ended November 30, 2002.

         Current reports on Form 8-K filed by the Registrant during the three months ended November 30, 2003.

                8-K filed October 17, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 19, 2004                   China NetTV Holdings Inc.

                                          /s/ Ronald Xie
                                          -----------------------------
                                          Ronald Xie
                                          President