Form 10KSB/A
period 2003-08-31
CHINA NETTV HOLDINGS INC
filed 2004-04-22
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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


Results of Operations


The Company has had no operations during the fiscal year ended August 31, 2003. The Company received no revenue and incurred expenses of $334,197 stemming from general, administrative and consulting expenditures as compared to $79,397 for the same period of last year. The increase was mainly due to the consulting fees paid to the directors and consultants for their services and legal fees incurred.


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

Date:    April 22, 2004                     CHINA NETTV HOLDINGS INC.

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

/s/ Ronald Xuiru Xie               President and Director     April 22, 2004
-------------------------
Ronald Xuiru Xie


/s/ Maurice Tsakok                 Director                   April 22, 2004
-------------------------
Maurice Tsakok


/s/ Jie Yang                       Vice President & Director  April 22, 2004
-------------------------
Jie Yang


/s/ Zhi Wang                       Director                   April 22, 2004
-------------------------
Zhi Wang


/s/ Anthony Garson                 Director                   April 22, 2004
-------------------------
Anthony Garson


                            CHINA NETTV HOLDINGS INC.
                          INDEX TO FINANCIAL STATEMENTS

===============================================================================================================
Independent Auditors' Report of Clancy and Co., P.L.L.C....................................  F-1

Independent Auditors' Sellers & Andersen, LLC..............................................  F-2

Consolidated Balance Sheet.................................................................  F-3

Consolidated Statements of Operations......................................................  F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)....................  F-5

Consolidated Statements of Cash Flows......................................................  F-6

Notes to the Consolidated Financial Statements.............................................  F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of China NetTV Holdings Inc.

We have audited the consolidated balance sheet of China NetTV Holdings Inc. (a development stage company) (a Nevada corporation) as of August 31, 2003, and the related consolidated statement of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended, and the cumulative amounts from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related consolidated statements of operations, stockholders' equity (deficiency), and cash flows from inception of the development stage on September 6, 1998 through August 31, 2002, were audited by other auditors whose report, dated December 4, 2002, expressed an unqualified opinion, qualified with a going concern uncertainty. Our opinion on the consolidated statements of operations, stockholders' equity (deficiency) and cash flows from inception of the development stage through August 31, 2003, insofar as it relates to amounts for prior periods through August 31, 2002, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China NetTV Holdings Inc. at August 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has been in the development stage since its inception on September 15, 1998, and has incurred significant losses since inception resulting in a deficit accumulated during the development stage. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 13, 2004

Board of Directors
China NetTV Holdings, Inc. and Subsidiary
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows for the year ended August 31, 2002, and the cumulative amounts for the period September 15, 1998 (date of inception) to August 31, 2002 of China NetTV Holdings, Inc. and subsidiary (development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated statement of operations and cash flows of China NetTV Holdings, Inc. and subsidiary for the year ended August 31, 2002, and the period September 15, 1998 (date of inception) to August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                            /s/ SELLERS & ANDERSEN, LLC
December 4, 2002


                            CHINA NETTV HOLDINGS INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2003

Stated in U.S. dollars
------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                              $                 48
                                                                      --------------------
Total Current Assets                                                                   48
                                                                      --------------------

Total Assets                                                         $                 48
                                                                      ====================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
   Accounts payable                                                  $             97,895
   Accrued expenses - related parties (Note 3)                                     62,888
   Due to related parties (Note 3)                                                 94,055
                                                                      --------------------
Total current liabilities                                                         254,838

Total liabilities                                                                 254,838

Commitments and contingencies (Notes 7, 8)

Stockholders' Deficiency
  Common stock : $0.001 par value, authorized: 200,000,000
      Issued and outstanding: 44,285,200 shares (Note 8)                           44,285
  Additional paid-in capital                                                    1,567,963
  Accumulated deficit during the development stage                            (1,867,038)
                                                                      --------------------
Total Stockholders' Deficiency                                                  (254,790)
                                                                      --------------------

Total Liabilities and Stockholders' Equity                           $                 48
                                                                      ====================

   The accompanying notes are an integral part of these financial statements.






                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION

                                                                Cumulative
Stated in U.S. dollars                                        From Inception          2003                    2002
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                            $     1,448        $         -             $         -

General and administrative expenses                                     580,783            334,197                  79,397
                                                            ---------------------------------------   ---------------------

Operating loss                                                        (579,335)          (334,197)                (79,397)

Other expenses
   Interest                                                             (7,703)            (7,703)                       -
   Loss on investment (Note 7)                                      (1,280,000)                  -             (1,280,000)
                                                            ---------------------------------------   ---------------------
Total other expenses                                                (1,287,703)            (7,703)             (1,280,000)

Provision for income taxes                                                    -                  -                       -
                                                            ---------------------------------------   ---------------------

Net loss available to common stockholders                        $  (1,867,038)     $    (341,900)         $   (1,359,397)
                                                            ===============================================================

Basic and diluted loss per share                                   $     (0.06)      $      (0.01)           $      (0.04)
                                                            ===============================================================

Weighted average common shares outstanding                           30,963,112         38,176,942              37,446,200
                                                            ===============================================================







                      The accompanying notes are an integral part of these financial statements.

                                                      F-4



                                                     CHINA NETTV HOLDINGS INC.
                                                   (a Development Stage Company)
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          FOR THE PERIOD FROM INCEPTION TO AUGUST 31, 2003

                                                                     Stock       Additional
                                                        Common     Amount At      Paid-In       Accumulated
Stated in U.S. dollars                                  Shares     Par Value      Capital         Deficit          Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 15, 1998 (inception)                         -      $     -       $       -      $       -        $       -
Issuance of common stock for cash @ $0.004 on
    February 5, 1999                                   15,000,000       15,000         (9,000)              -            6,000
Issuance of common stock for cash @ $0.008 on
    February 7, 1999                                   18,750,000       18,750         (3,750)              -           15,000
Issuance of common stock for cash @ $0.04 on
    February 23, 1999                                     156,200          156           6,092              -            6,248
Capital contributions - expenses paid by officers               -            -           4,500              -            4,500
Comprehensive loss:
   Net loss, year ended August 31, 1999                         -            -               -       (18,593)         (18,593)
                                                     --------------------------------------------------------------------------
Balance, August 31, 1999                               33,906,200       33,906         (2,158)       (18,593)           13,155
Capital contributions - expenses paid by officers               -            -           4,500              -            4,500
Comprehensive loss:
   Net loss, year ended August 31, 2000                         -            -               -       (78,995)         (78,995)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2000                               33,906,200       33,906           2,342       (97,588)         (61,340)
Issuance of common stock for cash @ $0.40 - December
    2000 through June 2001                              2,902,500        2,903       1,158,097              -        1,161,000
Comprehensive loss:
   Net loss, year ended August 31, 2001                         -            -               -       (68,153)         (68,153)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2001                               36,808,700       36,809       1,160,439      (165,741)        1,031,507
Issuance of common stock for cash @ $0.40 on October
    17, 2001                                              387,500          387         154,613              -          155,000
Issuance of common stock for expenses @ $0.20 on
    November 2, 2001                                      250,000          250          49,750              -           50,000
Comprehensive loss:
   Net loss, year ended August 31, 2002                         -            -               -    (1,359,397)      (1,359,397)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2002                               37,446,200       37,446       1,364,802    (1,525,138)        (122,890)
Issuance of common stock for acquisition costs on
    July 23, 2003 - related party (Note 8)              6,839,000        6,839         (6,839)              -                -
Compensation cost - stock options                               -            -         210,000              -          210,000
Comprehensive loss:
   Net loss, year ended August 31, 2003                         -            -               -      (341,900)        (341,900)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2003                               44,285,200    $  44,285    $  1,567,963  $ (1,867,038)     $  (254,790)
                                                     ==========================================================================




                      The accompanying notes are an integral part of these financial statements.






                                                  CHINA NETTV HOLDINGS INC.
                                                (a Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED AUGUST 31, 2003 AND 2002, AND
                                              CUMULATIVE AMOUNTS FROM INCEPTION

                                                                      Cumulative
Stated in U.S. dollars                                              from inception           2003                2002
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                            $   (1,867,038)      $    (341,900)     $   (1,359,397)
  Adjustments to reconcile net loss to net cash
        used in operating activities
    Loss on investment                                                      1,280,000                   -           1,280,000
    Capital contribution for expenses                                           9,000                   -                   -
    Compensation cost - stock options                                         210,000             210,000
    Depreciation
    Common stock issued for expenses                                           50,000                   -              50,000
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable                                  97,895              52,523              10,080
      Increase (decrease) in accrued expenses - related party                  62,888              62,888                   -
                                                                 -------------------------------------------------------------
  Net cash flows used in operating activities                               (157,255)            (16,489)            (19,317)

Cash flows from investing activities
    Investment in joint venture                                           (1,280,000)                   -                   -
                                                                 -------------------------------------------------------------
  Net cash flows used in investing activities                             (1,280,000)                   -                   -

Cash flows from financing activities
    Advances from related party                                                94,055              14,655               3,207
    Proceeds from the issuance of common stock                              1,343,248                   -                   -
                                                                 -------------------------------------------------------------
  Net cash flows provided by financing activities                           1,437,303              14,655               3,207
                                                                 -------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                   48             (1,834)            (16,110)
Cash and cash equivalents - beginning of period                                     -               1,882              17,992
                                                                 -------------------------------------------------------------
Cash and cash equivalents - end of period                                 $        48         $        48        $      1,882
                                                                 =============================================================

Supplemental information
Cash paid for:
    Interest                                                                        -                   -                   -
    Income taxes                                                                    -                   -                   -

Non-cash investing and financing activities:
    Capital contributions on expenses paid by officer                    $      9,000                   -                   -
                                                                 =============================================================
    Common stock issued for expenses                                    $      50,000                   -                   -
                                                                 =============================================================
    Common stock issued for a acquisition costs                                     -                   -                   -
                                                                 =============================================================








                      The accompanying notes are an integral part of these financial statements.



                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

China NetTV Holdings Inc. ("the Company") was incorporated under the laws of the State of Nevada on September 15, 1998, under the name "Vancouver's Finest Coffee Company," with an authorized capital of 200,000,000 shares of $0.001 par value common stock. On May 30, 2000, the name was changed to China NetTV Holdings Inc.

The Company was originally organized for the purpose of marketing retail specialty coffee. The Company later changed its business direction to the operations of digital technology in May 2000 and then to the acquisition of interests in mineral properties in July 2003. (See Note 8) The Company is a development stage company as defined by Financial Accounting Standards Board No. 7.


Summary of Significant Accounting Policies

Principals of consolidation - The consolidated financial statements shown in this report includes the operating information of the parent and its wholly-owned subsidiary. All intercompany transactions have been eliminated

Accounting method - The financial statements are prepared under the accrual method of accounting.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Advertising costs - Advertising costs are expensed as incurred. There were no advertising costs for the periods presented.

Offering costs - Costs directly attributable to any proposed or actual offering of securities are charged against the gross proceeds of the offering. Costs of an aborted offering are expensed.

Revenue recognition - Revenue is recognized on the sale and delivery of a product or the completion of a service rendered.

Income taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Foreign currency translations - The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

Earnings per share - Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Comprehensive income - The Company includes items of other comprehensive income
(loss) by their nature, such as translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company discloses total comprehensive loss, its components and accumulated balances on its statement of stockholders' equity.

Related party transaction - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent Accounting Pronouncements - The FASB issued the following pronouncements during 2003, none of which are expected to have a significant affect on the financial statements:

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, outlines consolidation requirements for variable interest entities created after January 31, 2003. The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, manufacture vendors, loan creditors and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be variable interest entities of the Company.

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the implementation of SFAS No. 150 will have a material impact on the financial condition, results of operations or cash flows.

NOTE 2 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Subsequent to year-end, the Company raised approximately $1,300,000 to meet its current and future financial requirements. (See Note 8) Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the year ended August 31, 2003, the Company incurred consulting fees of $62,888 to certain directors and/or officers of the Company. Accrued expenses - related parties at August 31 2003 was $62,888.

As of August 31, 2003, Due from related parties represents a demand loan from a major shareholder of $94,055 (includes accrued interest) with interest at prime plus 1% compounded on a semi-annual basis.

Officers, directors or their controlled entities, hold approximately 42% of the Company's common stock issued and outstanding as of August 31, 2003, and 31% after the private placement of 15,000,000 shares and issuances of common stock from the exercise of warrants as discussed in Note 8. Upon completion of the Honglu acquisition, the percentage approximates 25% based on total issued and outstanding shares after release of 97,700,000 escrowed shares. (See Note 8)


NOTE 4 - INCOME TAXES
---------------------

There is no current or deferred tax expense for the periods presented due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is as follows:

Deferred tax asset from net operating loss carryforwards             $ 635,000
Valuation allowance                                                  (635,000)
                                                                ---------------
                                                                ---------------
Net deferred tax assets                                              $      -
                                                                ===============

The Company has available net operating loss carryforwards of approximately $1,900,000 for tax purposes to offset future taxable income, which expire beginning in the year 2019. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The difference between income taxes at statutory rates and the amount presented in the financial statements for the years ended August 31, 2003 and 2002, and cumulative from inception, is a result of the following approximated amounts:


                                                                                                             Cumulative
                                                                  2003                    2002                  From
                                                                                                              Inception
                                                            ------------------     -------------------     ----------------
Statutory federal income tax rate - expense (benefit)       $       (116,000)           $   (462,000)          $ (635,000)
Change in valuation allowance                                         116,000                 462,000              635,000
                                                            ------------------     -------------------     ----------------
                                                                            -                       -                    -
                                                            ==================     ===================     ================

NOTE 5 - STOCK-BASED COMPENSATION
---------------------------------

Stock options.

On May 31, 2000, the Company's board of directors approved a stock option plan for the sale of 5,000,000 shares of the Company's common stock at $0.40 per share. There are 5,000,000 options outstanding under the plan and none have been exercised to date. The stock option plan will expire on May 31, 2005 and the directors have retained the right to cancel the plan at any time before May 31, 2005 and can make awards to the officers and directors, employees, and others as designated by the directors. The fair value of the stock options granted was approximately $1,619,000 and has been recorded as compensation expense for pro forma purposes only.

On July 5, 2003, the Company granted stock options to three directors of the Company for the sale of 6,000,000 shares of the Company's common stock at $0.05 per share with expiry date on August 1, 2006 for their services in the past. Compensation cost recognized in these financial statements for options granted below fair market value amounted to $210,000. The fair value of the stock options granted was approximately $477,149 and has been recorded as compensation expense for pro forma purposes only.

As of August 31, 2003, there are 11,000,000 stock options outstanding. No options were canceled, forfeited, or exercised during years ended August 31, 2003 and 2002. The weighted average exercise price of the options outstanding and exercisable is $0.21 and the weighted average remaining contractual life is
2.39 years. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value.

Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at August 31:


                                                                        2003                2002
                                                                   ----------------    ----------------
Net loss
   As reported                                                         $ (341,900)       $ (1,359,397)
   Stock-based employee compensation cost, net of tax                    (477,149)                   -
                                                                   ----------------    ----------------
   Pro forma                                                           $ (819,049)       $ (1,359,397)
                                                                   ================    ================

Loss per share
   As reported                                                          $   (0.01)          $   (0.04)
                                                                   ================    ================
   Pro forma                                                          $     (0.02)          $   (0.04)
                                                                   ================    ================



The fair value of each option grant during the years ended August 31, 2003, was $0.08 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted during the period: dividend yield of 0%, expected volatility of 307.11%, risk-free interest rate of 2.422%, and an expected life of 3 years.


Stock warrants.

The Company has issued 3,540,000 Series "A" Stock Purchase Warrants with an exercise price of $0.10 each that can be exercised at the earlier of:

1.       August 15, 2004; or
2. the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.13 per share for 10 consecutive trading days.

Upon exercise of the Series "A" Stock Purchase Warrant at $0.10, the holder will receive one Common Share of the Company and an Additional Series "B" Stock Purchase Warrant exercisable at $0.15. The term of the Additional warrant will be adjusted accordingly to expire one year after the occurrence of either (i) or
(ii) as described above.

As of August 31, 2003, the Company has 3,540,000 Series "A" Stock Purchase Warrants outstanding. (See Note 8)


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

On December 12, 2001, the Company completed a forward common stock split of 2 1/2 shares for 1 outstanding share. The financial statements have been retroactively restated to reflect the split.

Since its inception, the Company has received cash proceeds of $1,343,248 from private placement offerings and the exercise of warrants for 37,196,200 post split-shares of common stock.

On July 23, 2003, the Company issued 6,839,000 restricted common shares as described in Note 8.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Contingencies - During June 2000, the Company, through a former subsidiary, entered into a joint venture agreement with a Chinese partner to develop the network technology and information appliance products in the City of Chengdu, Peoples Republic of China ("China"). The Company, through its former subsidiary, had paid $1,280,000 of $1,500,000 due to complete the initial interest in the joint venture. However, the Company was unable to complete the terms of the agreement and therefore, the Company elected to expense the initial payment and abandon the project. The Company believes that, on advice of counsel, that there will be no further liability in connection with the agreement.


Stock options and warrants - See details in Notes 5 and 8.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------

Operating leases - In December 2003, the Company entered into a lease for office space under non-cancelable operating lease for a term of 5 years beginning January 2004, with two free months rent. Future commitments for the years ended August 31 are approximately as follows: (2004: $8,502; 2005-2008: $17,000 per year; 2009:$11,336).

Subsidiary. On November 28, 2003, the Company's board of directors voted to abandon the Company's inactive subsidiary, China NetTV Inc. with immediate effect. There were no assets or liabilities in this inactive subsidiary.

Common stock and Warrants. On October 16, 2003, the Company completed a non-brokered private placement of 15,000,000 units of common stock at $0.06 per share for cash proceeds of $900,000. Each unit consist of one common share and one non-transferable Series "C" Stock Purchase Warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 per share in the second year. Upon exercising each warrant, the holder of each warrant will receive one additional non-transferable Series "D" Stock Purchase Warrant to purchase an additional share for $0.75 until September 30, 2006. The Company paid a 7% finder's fee by issuing 1,050,000 units with the same terms and conditions. The finder's fee common stock issued was valued at the fair market value of the common stock, $63,000 and charged against additional paid-in capital as a cost of the offering.

As of the date of issuance of these financial statements, the Company has received $366,500 in cash proceeds from the issuance of common stock through the exercise of warrants as follows:

o 3,290,000 Series A Stock Purchase Warrants were exercised, resulting in 3,290,0000 Series B Stock Purchase Warrants being granted, and the remaining 250,000 Series A Stock Purchase Warrants expired;
o 250,000 Series B Stock Purchase Warrants were exercised, and 3,040,000 Series B Stock Purchase Warrants remain outstanding; and
o        16,050,000 Series C Stock Purchase Warrants remain outstanding.


Honglu Investment Holdings, Inc. On July 4, 2003, the Company entered into an agreement to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese mining company that owns prospecting permits and licenses on mineral properties in Tibet, China. On July 23, 2003, the Company issued 97,700,000 shares of its common stock, held in escrow pending completion of the transaction. Since the shares are held in escrow and will be released only upon closing of the transaction, such shares are not yet considered issued. In connection with the agreement, the Company issued 6,839,000 restricted shares of common stock as payment for acquisition costs, which is shown with no value, pending completion of the agreement. The agreement was completed on February 27, 2004, and 97,700,000 were released from escrow for delivery to the shareholders of Honglu.

For reporting purposes, the acquisition will be treated as a business combination and accounted for as a reverse merger. The purchase method of accounting will be used. Honglu will be the accounting parent and the Company will be the accounting subsidiary. The historical operating statements prior to the acquisition date will be those of Honglu.

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

Generally accepted accounting principals in the United States of America require that if a business combination is closed subsequent to year end but prior to the time that the financial statements are issued, then a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the acquired entity at the acquisition date and certain other items be disclosed unless it is not practicable to do so. That condensed balance sheet and certain other information are not currently available and have not been presented.

Exclusive option to acquire property rights. The Company has granted to Hunter Dickinson, Inc. an exclusive Option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further Option to acquire up to a further 10% of the Property Rights, for an aggregate 60% of such Property Rights on the terms and conditions hereinafter set forth below.

(a) Hunter Dickinson, Inc. will make the following cash payments totaling $2,000,000 (the "Acquisition Costs") to the Company:

o $500,000 on the date of acceptance of by the TSX Venture Exchange ("Effective Date") or under certain circumstances contemplated in the Agreement; and
o $250,000 every four (4) months thereafter until the full balance of the Acquisition Costs are paid in full;
         and

(b) Hunter Dickinson, Inc. will expend $5,000,000 in exploration costs within twenty-four (24) months following the Effective Date; and a minimum of $3,000,000 is to be expended within twelve (12) months following the Effective Date. The total expenditures shall be incurred in accordance with a work program, which shall include an estimated thirty (30) drill holes during the first twelve (12) months following the Effective Date.

(c) Hunter Dickinson, Inc. must give the Company notice in writing of the exercise of the Option to acquire the additional 10%. Hunter Dickinson, Inc. shall not be entitled to exercise the Option at a time when it is in default.