Form 10-KT
period 2003-12-31
CHINA NETTV HOLDINGS INC
filed 2004-04-22
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KT

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

    For the Transitional Period of from August 31, 2003 to December 31, 2003

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

  916 Cathedral Place, 925 West Georgia Street, Vancouver, B.C., Canada V6C 3L2
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 688-6999
                                 --------------
                           (Issuer's telephone number)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003: $19,406,572

Number of outstanding shares of the registrant's par value $0.001 common stock, as of December 31, 2003: 60,885,200

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

Item 14.  Principal accountant fees and services..............................19

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

As of December 31, 2003 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, we have been unable to complete the terms of the agreement and, therefore, management has elected to expense the initial payment from the company's books. Discussions with QianFeng has led management to believe there will be no further liability and if and when we can raise the necessary funding that we can pick the contract up again.

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

CURRENT BUSINESS

On July 4, 2003, the Company entered into a stock for stock exchange agreement to acquire all the outstanding stock of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese mining company, that owns prospecting permits and licenses on mineral properties in Tibet. On July 23, 2003, the Company issued 97,700,000 of its common shares into escrow, pending completion of the agreement, and therefore the shares are not shown as outstanding for this report. The agreement will be closed by the end of April, 2004. In connection with the agreement the Company issued 6,839,000 restricted common shares as payment for acquisition costs, which are shown with no value, pending the completion of the exchange. For reporting purpose, the acquisition will be treated as a business combination, and accounted for as a reverse acquisition, with the purchase method of accounting being used. Honglu will be the accounting parent and the Company will be the accounting subsidiary. The historical operating statements prior to the acquisition date will be those of Honglu. Financial statements of Honglu were not available on this report date and therefore no pro-forma financial statements, including the prior operations of Honglu, have been included.

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

EMPLOYEES

As of December 31, 2003, the Company currently has no employees. The Company continues to rely on the expertise of the officers and directors to carry out its business strategy. The Company anticipates the need for increased administrative and other staff as the business of the Company grows.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company currently maintains an office at 916 Cathedral Place, 925 West Georgia Street, Vancouver, B.C., Canada V6C 3L2 as its corporate headquarters.

As of December 31, 2003, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

(a) Real Estate.  None

(b) Computer and Office Equipment $22,438

(c) Vehicle. $73,000


ITEM 3.  LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the transition period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

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

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended August 31, 2003 and 2002 as follows:

                                       Bid

                                         2003

                                         High              Low
                                         ----              ---
First Quarter                            0.09              0.01
Second Quarter                           0.09              0.01
Third Quarter                            0.21              0.06
Fourth Quarter                           0.70              0.12
4 months ended December 31, 2003         0.70              0.07

                                       Bid

                                         2002

                                         High              Low
                                         ----              ---
First Quarter                            0.45              0.05
Second Quarter                           0.10              0.02
Third Quarter                            0.03              0.01
Fourth Quarter                           0.02              0.01
4 months ended December 31, 2002         0.02              0.01

Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

(b) As of December 31, 2003, the Company had approximately 400 shareholders of record of the common stock.

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

On August 14, 2002, the Company's Board of Directors announced a reduction in the exercise price of the Series "A" Share Purchase Warrants from $0.60 (after stock split of 5 to 2) to $0.10 and from $1.00 (after stock split of 5 to 2) to $0.15 for "B" Share Purchase Warrants. The expiry of the "A" Warrant was extended to the earlier of August 15, 2004 or the 90th day after the weighted average trading price of the Company shares exceed $0.13 per share for 10 consecutive trading days and "B" Warrant will expire one year after the exercise of "A" Warrant. During the four months ended December 31, 2003, 300,000 Series A Stock Purchase Warrants were exercised and 250,000 Series B Stock Purchase Warrants were exercised for total proceeds of $67,500. Subsequent to December 31, 2003 and throug h April 13, 2004, an additional 2,990,000 Series "A" Warrants were exercised for total proceeds of $299,000, and the remaining 250,000 "A" Warrants expired.In connection with the exercise of the Series A warrants during the four months ended December 31, 2003 and through April 13, 2004, 3,240,000 Series B Stock Purchase Warrants were granted and 3,040,000 remain unexercised.

On October 16, 2003, the Company completed a non-brokered private placement of 15,000,000 units at $0.06 and received $900,000. Each unit consists of one share and a non-transferable Series "C"Share Purchase Warrant to purchase one addition -al share within the first year at $0.08 or $0.25 in the second year. Upon exercise of a "C"warrant the purchaser will receive an additional non-transfer-able Series"D" Share Purhase Warrant to purchase an additional share for $0.75 until September 30, 2006. A finders fee of 7%, of the 15,000,000 units, was paid by the issuance of an additional 1,050,000 units having the same terms as above. All of the Series C warrants remain outstanding as of April 13, 2004.


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

Plan of Operations

On July 4, 2003, the Company entered into a stock for stock exchange agreement to acquire all the outstanding stock of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese mining company that owns prospecting permits and licenses on mineral properties in Tibet, China. On July 23, 2003, the Company issued 97,700,000 shares of its common stock under escrow arrangement pending the completion of the agreement. The agreement is expected to be closed by the end of April 2004. In connection with the agreement the Company issued 6,839,000 common shares as payment for the legal cost for the acquisition.

The Company intends to develop gold and other mineral deposits in Tibet and other areas of China recognizing that China's recent economic growth rate has placed an increasing demand on the need for domestic production of metals. Currently, China places fourth in the worldwide production of copper but substantially falls short of its domestic requirements. The development of partially developed base and precious metal deposit in South Western China is seen as an opportunity to aid China in meeting its domestic requirements.

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


Change of year-end date

The Company has changed its year-end date from August to December to tide in with the year-end date of Honglu.


Results of Operations

The Company has had limited operations during the four-month period ended December 31, 2003. The Company received no revenue and incurred expenses of $380,869 stemming from general, administrative and tax expenditures as compared to $14,667 for the same period of last year. The increase of $366,202 was mainly due to the consulting fees paid to the directors and consultants for their services and legal fees incurred.

The Company expects the trend of losses to continue at an increasing rate after the acquisition of Honglu until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of December 31, 2003, the Company had total current assets of $540,538 and total liabilities of $258,240. The Company has a working capital of $282,298 as a result of a private placement of $900,000 in October 2003 after netting off of general and administrative expenses.

For the four months ended December 31, 2004, the Company has received $67,500 in cash proceeds from the exercise of 300,000 Series A Stock Purchase Warrants and 250,000 Series B Stock Purchase Warrants by their holders.

Since December 31, 2003 and through April 13, 2004, the Company has received $299,000 through the exercise of 2,990,000 Series A Stock Purchase Warrants. The Company has granted to Hunter Dickinson, Inc. an exclusive Option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further Option to acquire up to a further 10% of the Property Rights, for an aggregate 60% of such Property Rights on the terms and conditions hereinafter set forth below.

(a) Hunter Dickinson, Inc. will make the following cash payments totaling $2,000,000 (the "Acquisition Costs") to the Company:

(i) $500,000 on the date of acceptance of by the TSX Venture Exchange ("Effective Date"), or, under certain circumstances contemplated in the Agree-ment; and

(ii) $250,000 every four (4) months thereafter until the full balance of the Acquisition Costs are paid in full; and

(b) Hunter Dickinson, Inc. will expend $5,000,000 in exploration costs within twenty-four (24) months following the Effective Date; and a minimum of $3,000,000 is to be expended within twelve (12) months following the Effective Date;

The total expenditures shall be incurred in accordance with a work program, which shall include an estimated thirty (30) drill holes during the first twelve
(12) months following the Effective Date.

(c) Hunter Dickinson, Inc. must give the Company notice in writing of the exercise of the Option to acquire the additional 10%;

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of December 31, 2003, there were approximately 60,885,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.


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

Outlook

After completion of the acquisition of Honglu, the Company will concentrate its efforts on drilling and regional exploration work on the mineral claims currently held by Honglu and will consider additional projects if and when opportunities arise. Market conditions have improved substantially with copper and spot gold prices increasing to multi-year highs and significant attention has been drawn to exploration companies in China due to the country's record growth rates and strong demand for basic raw materials and precious metals. Through the acquisition of Honglu, the Company is well positioned to conduct its activities and capitalize on opportunities in China.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following Pronouncements during 2003, none of which are expected to have a significant affect on the financial statements:

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of December 31, 2003, there were approximately 60,885,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Proposed Operations

After completion of the acquisition of Honglu, the Company will concentrate its efforts on drilling and regional exploration work on the mineral claims currently held by Honglu and will consider additional projects if and when opportunities arise. Market conditions have improved substantially with copper and spot gold prices increasing to multi-year highs and significant attention has been drawn to exploration companies in China due to the country's record growth rates and strong demand for basic raw materials and precious metals.
If the acquisition is completed, management intends to pursue mineral exploration and joint ventures with as yet unidentified parties.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-14.


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

The principal accountant's report on the financial statements for the four month transitional period ended December 31, 2003, contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles. However, the report of Clancy and Co., P.L.L.C. for the four-month transitional period ended December 31, 2003, was modified to include an explanatory paragraph with respect to uncertainty as to the Company's ability to continue as a going concern.

The principal accountant's report on the financial statements for the year ended August 31, 2003 and 2002, contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles. However, the report of Clancy and Co., P.L.L.C. for the four-month transitional period ended December 31, 2003 nad the year ended August 31, 2003, and the report of Andersen Andersen & Strpmg L.L.C. for the year ended August 31, 2002, was modified to include an explanatory paragraph with respect to uncertainty as to the Company's ability to continue as a going concern.

Item 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16a) OF THE EXCHANGE

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2003. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                   Age       Title                                Term
------------------     ---       ------------------                   ---------

Ronald Xiuru Xie       41        President & Director                  Annual

Jie Yang               40        Vice President & Director             Annual

Gary Nuanyin Gui       40        Vice President                        Annual

Maurice Tsakok         52        Director & Secretary                  Annual

Zhi Wang               46        Director                              Annual

Anthony Garson         60        Director                              Annual

Loong Keng Lim         56        Director                              Annual
(resigned on March 30, 2004)

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Ronald Xiuru Xie           40%
Jie Yang                   80%
Gary Nuanyin Gui           80%
Zhi Wang                   10%
Anthony Garson             30%
Loong Keng Lim             5%
Maurice Tsakok             25%


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

(c) Family Relationships. None

(d) Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment was carried on.

Ronald Xiuru Xie graduated from Beijing University of International Business & Economics, Beijing, China, with a Bachelor of Economics (1984) and Master of Law
(1986), and subsequently from Faculty of Law, Queen's University, Ontario, Canada with a LL.B. degree (1992). He was a founding partner of Allied Law Office, Beijing, China (1998 to present); was senior partner, Great Wall Law Firm, Beijing, China (1995 to 1998); legal counsel, Department of Treaties & Law, Ministry of Foreign Economic Relations & Trade of China (1986-89); Chinese Governmental Expert at International Institute for the Unification of Private Law ("UNIDROIT"), Rome, for the preparation of International Conventions on International Financial Leasing and International Factoring (1987). He has been a member of the Chinese Bar since 1988 and was admitted to the Bar of Ontario, Canada in 1993. He has been President and director of Drucker, Inc. since June 2003. He will approximately devote 40% of his time to the operation of the Company.

JIE YANG, age 40, Director. He graduated from Beijing University of International Business & Economics, Beijing, China in 1984 and obtained a Bachelor of Economics. He has been director and Vice President of Honglu Investment Holdings, Inc. since 2001; President of Sundecin Enterprises Inc. (1997-2001); General Manager, Jianxin Trading Co., 1988-97; Assistant Customs Supervisor, Beijing Customs Administration, 1984-87.

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

ANTHONY GARSON, age 60, Director, obtained a BS in 1969 from University of Waterloo, Ontario. He received and MBA from University of Toronto, Ontario in 1983. For the past 30 years, Mr. Garson has been extensively involved in the brokerage industry having served as Equity Analyst, Equities Investment Division of Bank of Nova Scotia, Toronto (1975-80); Vice president and Senior Mining Analyst for Canadian Operations of Dean Witter Reynolds (Canada) Ltd. (1981-85); Senior Mining Analyst at Haywood Securities, Vancouver, BC (1986); VP and Senior Mining Analyst at Continental Securities (1987) and Vice-President and Senior Mining Analyst of Canaccord Capital (1993); London, England. Mr. Garson was a principal and founding partner of Union Capital Market (U.K.)Ltd, Licensed under the Securities and Futures Authority of London, England (1993-95); Chairman and director of Pacific Minerals, Vancouver, BC (1995-97). He was licensed to trade securities in the United Kingdom, Ontario and British Columbia, and also served as a director and officer of Global Pacific Minerals, Anthian Resources Corp. He has been President and Director of International Arimex Resource Inc. and Director of Grayd Resources Corporation since 2003, partner of Mining Capital Corporation from 2002, President and Director of Disfactories Corporation from 1999 and also Lecturer of Centennial College from 1999.

LOONG KENG LIM, age 56, Director. (Resigned March 30, 2004) Mr. Lim was born in Thailand, and educated in Singapore, Australia and the United States. He obtained an MBA from the University of Arkansas in 1972. He is both a Canadian and an American citizen.

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

(e)      Directors' Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director. On May 31, 2000, the Company granted 5,000,000 stock options at $0.40 per share with an expiry date of May 31, 2005, of which 500,000 of the options were issued indirectly to the Company's Officers and Directors through separate management companies. As of December 31, 2003, no options have yet been exercised.

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2003 to each of its executive officers:


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
Vice President &
Director


                                               DIRECTORS' COMPENSATION

                           Annual       Meeting         Consulting      Number          Number of
                           Retainer     Fees ($)        Fees/Other      of              Securities
                           Fee ($)                      Fees ($)        Shares (#)      Underlying
                                                                                        Options
                                                                                        SARS (#)

Ronald Xuiru Xie           0            0               $40,000         0              1,500,000
President and Director

Jie Yang                   0            0               $20,000         0              1,500,000
Vice President &
Director

Zhi Wang                   0            0               $78,000         0              3,000,000
Director

Anthony Garson             0            0               $9,201          0              1,000,000
Director

Loong Keng Lim             0            0               0               0              0
Director

Maurice Tsakok             0            0               18,000          0              750,000
Director

Gary Nuanyin Gui           0            0               9,588           0              0
Vice President

(h) The Company has made no Long Term Compensation payouts (LTIP or other)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: (No preferred stock is outstanding at the date of this report.) The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 60,885,200 shares outstanding at December 31, 2003.


Title of          Name and Address of           Amount of Beneficial        Percent
Class             Beneficial Owner              Interest                    of Class
-----             ----------------              --------                    --------
Common   Ronald Xuiru Xie                       0                           0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Richco Investors Inc.                  15,000,000                  24.6%
         Suite 950 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Farmind Link Corp.                     3,697,000                   6.07%



b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2003.


Title of          Name and Address of                  Amount of                 Percent
Class             Beneficial Owner                     Beneficial Interest       of Class
-----             ----------------                     -------------------       --------

Common   Ronald Xiuru Xie                              0                          0%
         Suite 830-789 West Pender Street
         Vancouver, B.C. V6C 1H2


Common   Maurice Tsakok                                15,105,500(1)              0.17%
         Suite 830 - 789 West Pender Street
         Vancouver, B.C. V6C 1H2

Common   Jie Yang                                      0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Zhi Wang                                      0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2



Note (1) - Shares including 15,000,000 common shares owned indirectly by Richco
Investors Inc.

Title of          Name and Address of                  Amount of                 Percent
Class             Beneficial Owner                     Beneficial Interest       of Class
-----             ----------------                     -------------------       --------

Common   Anthony Garson                                0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Common   Loong Keng Lim                                0                          0%
         Suite 830 - 789 W. Pender St.
         Vancouver, BC  V6C 1H2

Total as a group                                       15,105,500                 24.81%


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

        A.  Exhibits

            Exhibit 32 - Sarbanes Oxley Certification
            Exhibit 32 - Sarbanes Oxley Certification

        B.  Reports on Form 8-K

            8-K filed July 30, 2003 8-K/A filed on August 12, 2003 8-K filed on August 21, 2003

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

              Clancy and Co., P.L.L.C. {"Clancy") provided audit services to the Company in connection with its transition audit report for the four months ended December 31, 2003 and its annual audit for the fiscal year ended August 31, 2003. The aggregate fees billed by Clancy were $14,500. Andersen Andersen & Strong LLC ("SA") provided services to the Company in connection with the quarterly reviews for the fiscal year ended August 31, 2003. The aggregate fees billed by SA for these services were $11,995.

              SA provided audit services to the Company in connection with the 2002 audit of the Company's annual report for the fiscal year ended August 31, 2002 and the quarterly reviews for the fiscal year then ended. The aggregate fees billed by SA for the fiscal year ended August 31, 2002 audit of the Company's annual financial statements and 2002 quarterly reviews were $4,068.

Audit Related Fees

              None.

Tax Fees

              None.

All Other Fees
              None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 21, 2004                    CHINA NETTV HOLDINGS INC.

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

/s/ Ronald Xuiru Xie               President and Director     April 21, 2004
-------------------------
Ronald Xuiru Xie

/s/ Maurice Tsakok                 Director                   April 21, 2004
-------------------------
Maurice Tsakok

/s/ Jie Yang                       Vice President & Director  April 15, 2004
-------------------------
Jie Yang

/s/ Zhi Wang                       Director                   April 21, 2004
-------------------------
Zhi Wang

/s/ Anthony Garson                 Director                   April 21, 2004
-------------------------
Anthony Garson




                            CHINA NETTV HOLDINGS INC.
                          INDEX TO FINANCIAL STATEMENTS

========================================================================================================

Independent Auditors' Report...........................................................   F-1

Consolidated Balance Sheet.............................................................   F-2

Consolidated Statement of Operations...................................................   F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficiency).................   F-4

Consolidated Statement of Cash Flows...................................................   F-5

Notes to the Consolidated Financial Statements..........................................  F-6 - F-16

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of China NetTV Holdings Inc.

We have audited the consolidated balance sheet of China NetTV Holdings Inc. (a development stage company) (a Nevada corporation) as of December 31, 2003, and the related consolidated statement of operations, changes in stockholders' equity (deficiency) and cash flows for the four months then ended, and the cumulative amounts from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related consolidated statements of operations, stockholders' equity (deficiency), and cash flows from inception of the development stage on September 6, 1998 through August 31, 2002, were audited by other auditors whose report, dated December 4, 2002, expressed an unqualified opinion, qualified with a going concern uncertainty. Our opinion on the consolidated statements of operations, stockholders' equity (deficiency) and cash flows from inception of the development stage through December 31, 2003, insofar as it relates to amounts for prior periods through August 31, 2002, is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China NetTV Holdings Inc. at December 31, 2003, and the consolidated results of their operations and their cash flows for the four months then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has been in the development stage since its inception on September 15, 1998, and has incurred significant losses since inception resulting in a deficit accumulated during the development stage. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 13, 2004


                                            CHINA NETTV HOLDINGS INC.
                                          (A Development Stage Company)
                                           CONSOLIDATED BALANCE SHEET
                                                DECEMBER 31, 2003
Stated in U.S. dollars
------------------------------------------------------------------------------------------

ASSETS
Current Assets
   Cash and cash equivalents                                         $            510,859
   Prepaid expenses                                                                   694
   Prepaid expenses - related party                                                28,985
                                                                      --------------------
Total Current Assets                                                              540,538

Fixed assets, net (Note 4)                                                         90,819

Security deposit                                                                    6,128
                                                                      --------------------

Total Assets                                                         $            637,485
                                                                      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                             $             65,043
   Installment loan payable - current portion (Note 5)                             12,726
   Accrued expenses - related parties (Note 3)                                     78,000
   Due to related parties (Note 3)                                                102,471
                                                                      --------------------
Total current liabilities                                                         258,240

Long-term liabilities
   Installment loan payable - non-current portion (Note 5)                         37,404
                                                                      --------------------

Total liabilities                                                                 295,644

Commitments and contingencies (Notes 9, 10)                                             -

Stockholders' Equity
  Common stock : $0.001 par value, authorized: 200,000,000
      Issued and outstanding: 60,885,200 shares (Note 10)                          60,885
  Additional paid-in capital                                                    2,528,863
  Accumulated deficit during the development stage                            (2,247,907)
                                                                      --------------------
Total Stockholders' Equity                                                        341,841
                                                                      --------------------

Total Liabilities and Stockholders' Equity                           $            637,485
                                                                      ====================




                              The accompanying notes are an integral part of these financial statements.

                                                               F-2





                                                CHINA NETTV HOLDINGS INC.
                                              (a Development Stage Company)
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                FOR THE FOUR MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND
                                            CUMULATIVE AMOUNTS FROM INCEPTION

                                                                Cumulative                                    2002
Stated in U.S. dollars                                        From Inception          2003                (unaudited)
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                            $     1,448        $         -             $         -

General and administrative expenses                                     961,652            380,869                  14,677
                                                            ---------------------------------------   ---------------------

Operating loss                                                        (960,204)          (380,869)                (14,677)

Other expenses
   Interest                                                             (7,703)                  -                       -
   Loss on investment (Note 9)                                      (1,280,000)                  -                       -
                                                            ---------------------------------------   ---------------------
Total other expenses                                                (1,287,703)                  -                       -

Provision for income taxes                                                    -                  -                       -
                                                            ---------------------------------------   ---------------------

Net loss available to common stockholders                        $  (2,247,907)     $    (380,869)          $     (14,677)
                                                            =======================================   =====================

Basic and diluted loss per share                                  $     (0.07)      $      (0.01)           $      (0.00)
                                                            =======================================   =====================

Weighted average common shares outstanding                           34,285,236         52,609,380              37,446,200
                                                            =======================================   =====================





                              The accompanying notes are an integral part of these financial statements.

                                                               F-3


                                            CHINA NETTV HOLDINGS INC.
                                          (a Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2003

                                                                     Stock       Additional
                                                        Common     Amount At      Paid-In       Accumulated
Stated in U.S. dollars                                  Shares     Par Value      Capital         Deficit          Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 15, 1998 (inception)                         -      $     -       $       -      $       -        $       -
Issuance of common stock for cash @ $0.004 on
    February 5, 1999                                   15,000,000       15,000         (9,000)              -            6,000
Issuance of common stock for cash @ $0.008 on
    February 7, 1999                                   18,750,000       18,750         (3,750)              -           15,000
Issuance of common stock for cash @ $0.04 on
    February 23, 1999                                     156,200          156           6,092              -            6,248
Capital contributions - expenses paid by officers               -            -           4,500              -            4,500
Comprehensive loss:
   Net loss, year ended August 31, 1999                         -            -               -       (18,593)         (18,593)
                                                     --------------------------------------------------------------------------
Balance, August 31, 1999                               33,906,200       33,906         (2,158)       (18,593)           13,155
Capital contributions - expenses paid by officers               -            -           4,500              -            4,500
Comprehensive loss:
   Net loss, year ended August 31, 2000                         -            -               -       (78,995)         (78,995)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2000                               33,906,200       33,906           2,342       (97,588)         (61,340)
Issuance of common stock for cash @ $0.40 - December
    2000 through June 2001                              2,902,500        2,903       1,158,097              -        1,161,000
Comprehensive loss:
   Net loss, year ended August 31, 2001                                                              (68,153)         (68,153)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2001                               36,808,700       36,809       1,160,439      (165,741)        1,031,507
Issuance of common stock for cash @ $0.40 on October
    17, 2001                                              387,500          387         154,613              -          155,000
Issuance of common stock for expenses @ $0.20 on
    November 2, 2001                                      250,000          250          49,750                          50,000
Comprehensive loss:
   Net loss, year ended August 31, 2002                         -            -               -    (1,359,397)      (1,359,397)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2002                               37,446,200       37,446       1,364,802    (1,525,138)        (122,890)
Issuance of common stock for acquisition costs on
    July 23, 2003 - related party (Note 10)             6,839,000        6,839         (6,839)              -                -
Compensation cost - stock options                               -            -         210,000              -          210,000
Comprehensive loss:
   Net loss, year ended August 31, 2003                         -            -               -      (341,900)        (341,900)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2003                               44,285,200       44,285       1,567,963    (1,867,038)        (254,790)
Issuance of common stock for cash @ $0.06 on October
    29, 2003                                           15,000,000       15,000         885,000              -          900,000
Issuance of common stock for 7% finders fee for
    shares issued on October 29, 2003                   1,050,000        1,050         (1,050)              -                -
Exercise of Series A stock purchase warrants @ $0.10
    on December 11, 2003                                   50,000           50           4,950              -            5,000
Exercise of Series B stock purchase warrants @ $0.15
    on December 23, 2003                                  250,000          250          37,250              -           37,500
Exercise of Series A stock purchase warrants @ $0.10
    on December 23, 2003                                  250,000          250          24,750              -           25,000
Compensation cost - stock options                               -            -          10,000              -           10,000
Comprehensive loss:
   Net loss, four months ended December 31, 2003                -            -               -      (380,869)         (380,869)
                                                     --------------------------------------------------------------------------
Balance, December 31, 2003                             60,885,200    $  60,885    $  2,528,863  $ (2,247,907)      $   341,841
                                                     ==========================================================================

                              The accompanying notes are an integral part of these financial statements.

                                                              F-4


                                                  CHINA NETTV HOLDINGS INC.
                                                (a Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND
                                              CUMULATIVE AMOUNTS FROM INCEPTION

                                                                      Cumulative                                 2002
Stated in U.S. dollars                                              from inception           2003             (unaudited)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                            $   (2,247,907)      $    (380,869)      $     (14,677)
  Adjustments to reconcile net loss to net cash
        used in operating activities
    Loss on investment                                                      1,280,000                   -                   -
    Capital contribution for expenses                                           9,000                   -                   -
    Compensation cost - stock options                                         220,000              10,000
    Depreciation                                                                4,619               4,619                   -
    Common stock issued for expenses                                           50,000                   -                   -
    Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                    (694)               (694)                   -
     (Increase) decrease in prepaid expenses - related party                 (28,985)            (28,985)                   -
     (Increase) decrease in security deposit                                  (6,128)             (6,128)                   -
      Increase (decrease) in accounts payable and accrued expenses             65,043            (32,852)              13,539
      Increase (decrease) in accrued expenses - related party                  78,000              15,112
                                                                 -------------------------------------------------------------
  Net cash flows used in operating activities                               (577,052)           (419,797)             (1,138)

Cash flows from investing activities
    Investment in joint venture                                           (1,280,000)                   -                   -
    Equipment and automobile additions                                       (43,208)            (43,208)                   -
                                                                 -------------------------------------------------------------
  Net cash flows used in investing activities                             (1,323,208)            (43,208)                   -

Cash flows from financing activities
    Advances from related party                                               102,471               8,416                   -
    Principal payments - installment loans payable                            (2,100)             (2,100)
    Proceeds from the issuance of common stock                              2,310,748             967,500                   -
                                                                 -------------------------------------------------------------
  Net cash flows provided by financing activities                           2,411,119             973,816                   -
                                                                 -------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                              510,859             510,811             (1,138)
Cash and cash equivalents - beginning of period                                     -                  48               1,882
                                                                 -------------------------------------------------------------
Cash and cash equivalents - end of period                               $     510,859       $     510,859         $       744
                                                                 =============================================================

Supplemental information
Cash paid for:
    Interest                                                              $       161        $        161                   -
                                                                 =============================================================
    Income taxes                                                                    -                   -                   -
                                                                 =============================================================

Non-cash investing and financing activities:
    Capital contributions on expenses paid by officer                    $      9,000                   -                   -
                                                                 =============================================================
    Common stock issued for expenses                                    $      50,000                   -                   -
                                                                 =============================================================
    Common stock issued for a acquisition costs                                     -                   -                   -
                                                                 =============================================================
    Fixed assets financed through installment loan payable              $      52,230       $      52,230                   -
                                                                 =============================================================

                              The accompanying notes are an integral part of these financial statements.

                                                                 F-5

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

The Company was originally organized for the purpose of marketing retail specialty coffee. The Company later changed its business direction to the operations of digital technology in May 2000 and then to the acquisition of interests in mineral properties in July 2003. (See Note 10) The Company is a development stage company as defined by Financial Accounting Standards Board No. 7.

On December 1, 2003, the Company changed is fiscal year end from August 31 to December 31. Accordingly, these financial statements only include results of operations, changes in stockholders' equity and cash flows for the four months ended December 31, 2003.

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

Fixed assets - Fixed assets, stated at cost, are depreciated over the asset's estimated useful life, ranging from three to five years. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets.

Impairment or Disposal of Long-lived Assets

The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

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

Income taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

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

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. (See
Note 10) The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the four months ended December 31, 2003, the Company incurred consulting fees of $174,649 to certain directors and/or officers of the Company. The Company has consulting agreements with certain directors and officers with fixed monthly compensation, but no set commitment term. The contracts also include an unstated number of stock options, with undetermined terms, to be issued to the parties as deemed fit by the Company. Accrued expenses - related parties at December 31, 2003 were $78,000.

As of December 31, 2003, a major shareholder has made a demand loan of $102,471 with interest at prime plus 1% compounded on a semi-annual basis. Accrued interest for the four months ended was $2,138.

Officers, directors or their controlled entities, hold approximately 25% of the Company's common stock issued and outstanding as of December 31, 2003. Upon completion of the Honglu acquisition, the percentage approximates the same amount based on total issued and outstanding shares after release of 97,700,000 escrowed shares. (See Note 10)


NOTE 4 - FIXED ASSETS
---------------------

Fixed assets consist of the following:

Office equipment                                        $   8,111
Computer equipment                                         14,327
Vehicle                                                    73,000
                                                    --------------
Total                                                      95,438
Less accumulated depreciation                               4,619
                                                    --------------
Net book value                                       $     90,819
                                                    ==============


Depreciation charged to operations for the four months ended December 31, 2003 and 2002, and the cumulative amounts from inception amounted to $4,619, $0, and $4,619, respectively.

NOTE 5 - INSTALLMENT LOAN PAYABLE
---------------------------------

Installment loan payable at December 31, 2003 represents financing obtained for a vehicle. The loan is secured by the vehicle and payable in 48 monthly installments of CDN$1461.53 (approximately US$1,131) with an effective interest rate of 1.9173%. Future minimum principle payments for the year ended December 31, 2004 through September 2007 are as follows: (2004: $12,726; 2005: $12,972;
2006:
$13,221; 2007: $11,211)

Installment loan payable at December 31, 2003 represent the following:

Total installment loan payable                       $      50,130
Less current portion                                        12,726
                                                    ---------------
Installment loans payable, non-current portion          $   37,404
                                                    ===============


Included in fixed assets is vehicle with a cost of $73,000, accumulated amortization of $3,650, for a net book value of $69,350 at December 31, 2003.


NOTE 6 - INCOME TAXES
---------------------

There is no current or deferred tax expense for the four months ended December 31, 2003 and 2002, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is as follows:

Deferred tax asset from net operating loss carryforwards         $ 764,000
Valuation allowance                                              (764,000)
                                                            ---------------
Net deferred tax assets                                            $     -
                                                            ===============




The Company has available net operating loss carryforwards of approximately $2,200,000 for tax purposes to offset future taxable income, which expire beginning in the year 2019. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The difference between income taxes at statutory rates and the amount presented in the financial statements for the four months ended December 31, 2003 and 2002, and cumulative from inception, is a result of the following approximated amounts:


                                                            Four months ended      Four months ended
                                                            December 31, 2003      December 31, 2002         Cumulative
                                                                                                                From
                                                                                                              Inception
                                                            ------------------     -------------------     ----------------
Statutory federal income tax rate - expense (benefit)             $ (130,000)              $  (5,000)          $ (764,000)
Change in valuation allowance                                         130,000                   5,000              764,000
                                                            ------------------     -------------------     ----------------
                                                                            -                       -                    -
                                                            ==================     ===================     ================

NOTE 7 - STOCK-BASED COMPENSATION
---------------------------------

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

On September 11, 2003, the Company granted stock options to a director of the Company for the sale of 1,000,000 shares of the Company's common stock at $0.10 per share with expiry date on August 1, 2006 for his services in the past. Compensation cost recognized in these financial statements for options granted below fair market value amounted to $10,000. The fair value of the stock options granted was approximately $99,318 and has been recorded as compensation expense for pro forma purposes only.

As of December 31, 2003, there are 12,000,000 stock options outstanding. No options were canceled, forfeited, or exercised during the four months ended December 31, 2003. The weighted average exercise price of the options outstanding and exercisable is $0.20 and the weighted average remaining contractual life is 2.1 years. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value.

 Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


                                                                        2003              2002
                                                                   ---------------    -------------
Net loss
   As reported                                                        $ (380,869)       $ (14,677)
   Stock-based employee compensation cost, net of tax                    (99,318)                -
                                                                   ---------------    -------------
   Pro forma                                                          $ (480,187)       $ (14,677)
                                                                   ===============    =============

Loss per share
   As reported                                                         $   (0.01)          $     -
                                                                   ===============    =============
   Pro forma                                                           $   (0.01)          $     -
                                                                   ===============    =============


The fair value of each option grant during the four months ended December 31, 2003, was $0.10 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted during the four months period ended December 31, 2003: dividend yield of 0%, expected volatility of 311%, risk-free interest rate of 2.422%, and an expected life of 3 years.


Stock warrants.

The Company has issued 3,540,000 Series "A" Stock Purchase Warrants with an exercise price of $0.10 each that can be exercised at the earlier of:

1.       August 15, 2004; or
2. the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.13 per share for 10 consecutive trad -ing days.

Upon exercise of the Series "A" Stock Purchase Warrant at $0.10, the holder will receive one Common Share of the Company and an Additional Series "B" Stock Purchase Warrant exercisable at $0.15. The term of the Additional warrant will be adjusted accordingly to expire one year after the occurrence of either (i) or
(ii) as described above.

The Company also issued 16,050,000 units Series "C" Stock Purchase Warrants on completion of a non-brokered private placement on October 16, 2003. Each Series "C" warrant entitles the holder to purchase one additional share within the first year at $0.08 or $0.25 in the second year. Upon exercise of a Series "C" Stock Purchase Warrant, the purchaser will receive an additional non-transferable Series "D" Stock Purchase Warrant to purchase an additional share for $0.75 until September 30, 2006. (See Note 8)

As of December 31, 2003, the Company has 3,240,000, 50,000 and 16,050,000 Series "A", "B" and "C" Stock Purchase Warrants outstanding, respectively. (See Note
10)


NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

On December 12, 2001, the Company completed a forward common stock split of 2 1/2 shares for 1 outstanding share. The financial statements have been retroactively restated to reflect the split.

Since its inception, the Company has received cash proceeds of $2,310,748 from private placement offerings and the exercise of warrants for 52,746,200 post split-shares of common stock.

On July 23, 2003, the Company issued 6,839,000 restricted common shares as described in Note 10.

On October 16, 2003, the Company completed non-brokered private placement of 15,000,000 units of common stock at $0.06 per share for cash proceeds of $900,000. Each unit consist of one common share and one non-transferable Series "C" Stock Purchase Warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 per share in the second year. Upon exercising each warrant, the holder of each warrant will receive one additional non-transferable Series "D" Stock Purchase Warrant to purchase an additional share for $0.75 until September 30, 2006. The Company paid a 7% finder's fee by issuing 1,050,000 units with the same terms and conditions. The finder's fee common stock issued was valued at the fair market value of the common stock, $63,000 and charged against additional paid-in capital as a cost of the offering. (See Note 7) NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating leases - In December 2003, the Company entered into a lease for office space under non-cancelable operating lease for a term of 5 years beginning January 2004, with two free months rent. Future commitments for the years ended December 31 are approximately as follows: (2004: $14,000; 2005-2008: $17,000 per year).

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

Installment loans payable - See details in Note 5.

Stock options and warrants - See details in Note 7 and 10.


NOTE 10 - SUBSEQUENT EVENTS
---------------------------

Common stock and Warrants - As of the date of issuance of these financial statements, the Company has received $299,000 in cash proceeds from the issuance of common stock through the exercise of warrants as follows:

o 2,990,000 Series A Stock Purchase Warrants were exercised, resulting in 2,990,000 Series B Stock Purchase Warrants being granted, and the remaining 250,000 Series A Stock Purchase Warrants expired;
o        3,040,000 Series B Stock Purchase Warrants remain outstanding; and
o        16,050,000 Series C Stock Purchase Warrants remain outstanding.

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