Form 10QSB
period 2004-03-31
CHINA NETTV HOLDINGS INC
filed 2004-06-29
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended March 31, 2004

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

    Nevada                                               98-02031-70
-------------------                                    ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value: 66,675,200 shares outstanding as of June 25, 2004 (latest practicable date).


                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX
                                                                                        PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements and Condensed Notes - Quarter Ended March 31, 2004         3

Item 2.    Management's Discussion and Analysis or Plan of Operation                       6

Item 3.    Controls and Procedures                                                        10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                              11

Item 2.    Changes in Securities and Use of Proceeds                                      11

Item 3.    Default Upon Senior Securities                                                 11

Item 4.    Submission of Matters to a Vote of Security Holders                            11

Item 5.    Other Information                                                              11

Item 6.    Exhibits and Reports on Form 8-K                                               11

           Signatures                                                                     11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                                 CHINA NETTV HOLDINGS INC.
                               (a development stage company)
                                   INTERIM BALANCE SHEET
                                 MARCH 31, 2004 (unaudited)
Stated in U.S. dollars
------------------------------------------------------------------------------
ASSETS
Current Assets

  Cash and Cash Equivalents                                     $     122,271

  Prepaid expenses and other current assets                             8,797

  Prepaid expenses - related party                                     13,000
                                                                  ------------
Total Current Assets
                                                                      144,068


Fixed assets, net                                                      87,753

Security deposit                                                        3,117
                                                                  ------------

Total Assets                                                    $     234,938
                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities

  Accounts payables and accrued expenses                        $      45,656

  Installment loan payable - current portion                           12,611
  Accrued legal fees - related party (Note 6)                         280,000

  Due to related party                                                103,467
                                                                  ------------

                                                                      441,734
Long-term Liabilities

   Installment loan payable - non-current portion                      33,710
                                                                  ------------

Total Liabilities                                                     475,444


Commitments and Contingencies                                               -

Stockholders' Deficiency
  Common Stock: $0.001 par value; authorized: 200,000,000
       Issued and outstanding: 63,875,200 (Note 5)                     63,875
  Common stock held in escrow - 97,700,000 shares (Note 5)                  -
  Additional Paid In Capital                                        2,824,873

  Accumulated Deficit                                             (3,129,254)
                                                                  ------------
Total Stockholders' Deficiency
                                                                    (240,506)
                                                                  ------------
Total Liabilities and Stockholders' Deficiency                   $   234,938
                                                                  ============
                     (See condensed notes to the financial statements)




                                            CHINA NETTV HOLDINGS INC.
                                          (a development stage company)
                                        INTERIM STATEMENTS OF OPERATIONS
                         FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003, AND
                                        CUMULATIVE AMOUNTS FROM INCEPTION
                                                   (Unaudited)

                                                                      Cumulative
Stated in U.S. dollars                                              from Inception           2004             2003
-------------------------------------------------------------------------------------------------------------------------
Revenue                                                                   $      1,448          $     -          $     -

Expenses
  General and administrative                                                 1,842,999          881,347            1,508

                                                                 --------------------------------------------------------
 Operating Loss                                                            (1,841,551)        (881,347)
                                                                                                                 (1,508)

Other Expenses

   Interest                                                                    (7,703)                -                -

   Loss on investment                                                      (1,280,000)                -                -

                                                                 --------------------------------------------------------
Net Loss Available to Common Stockholders                               $  (3,129,254)      $ (881,347)       $  (1,508)
                                                                 ========================================================

Loss per share attributable to common stockholders:                                          $   (0.01)        $  (0.00)
                                                                                       ==================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                                          62,999,595       37,446,200
                                                                                       ==================================

                                   (See condensed notes to the financial statements)




                                                 CHINA NETTV HOLDINGS INC.
                                               (a development stage company)
                                              INTERIM STATEMENTS OF CASH FLOWS
                           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (unaudited)
                                                                             Cumulative
Stated in U.S. dollars                                                     from Inception         2004            2003
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                     $ (3,129,254)      $(881,347)       $ (1,508)
  Adjustments to reconcile net loss to net cash flows used in operating activities

    Depreciation and amortization                                                      9,746           5,127               -

    Capital contribution for expenses                                                  9,000               -               -

    Compensation cost - stock options                                                220,000               -               -

    Loss on investment                                                             1,280,000               -               -
    Common stock to be issued for services rendered                                  280,000         280,000

    Common stock issued for expenses                                                  50,000               -               -
    Changes in assets and liabilities

      Increase in prepaid expenses                                                   (8,797)         (8,103)               -

      (Increase) decrease in prepaid expenses - related party                       (13,000)          15,985               -

      (Increase) decrease in security deposits                                       (3,117)           3,011               -

      Increase (decrease) in accounts payable and accrued expenses                    45,656        (19,387)           (975)

      Decrease in accrued expenses - related party                                         -        (78,000)               -
                                                                        -----------------------------------------------------
  Net cash flows used in operating activities                                    (1,259,766)       (682,714)         (2,483)
                                                                        -----------------------------------------------------

Cash flows from investing activities

  Investment in joint venture                                                    (1,280,000)               -               -

  Equipment and automobile additions                                                (45,269)         (2,061)               -
                                                                        -----------------------------------------------------

  Net cash flows used in investing activities                                    (1,325,269)         (2,061)               -
                                                                        -----------------------------------------------------

Cash flows from financing activities

  Advances (repayments) - amount due from related parties                            103,467             996           3,369

  Principal payments - installment loans payable                                     (5,909)         (3,809)               -

  Proceeds from the issuance of common stock                                       2,609,748         299,000               -
                                                                        -----------------------------------------------------
  Net cash flows provided by financing activities                                  2,707,306         296,187           3,369
                                                                        -----------------------------------------------------


Increase (decrease) in cash and cash equivalents                                     122,271       (388,588)             886

Cash and cash equivalents - beginning of period                                            -         510,859             744
                                                                        -----------------------------------------------------
Cash and cash equivalents - end of period                                        $   122,271       $ 122,271        $  1,630
                                                                        =====================================================




                                     (See condensed notes to the financial statements)




                                           CHINA NETTV HOLDINGS INC.
                                         (a development stage company)
                                        INTERIM STATEMENTS OF CASH FLOWS
                     FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (unaudited)

                                                                     Cumulative
Stated in U.S. dollars                                             from Inception         2004          2003
-----------------------------------------------------------------------------------------------------------------
Supplemental Information :
Cash paid for :
   Interest                                                              $    33,504       $  1,345        $   -

   Income taxes                                                                    -              -            -

Non-cash investing and financing activities :
  Common stock to be issued for services rendered                        $   280,000      $ 280,000

  Capital contribution for expenses paid by officer                      $     9,000              -            -

  Common stock issued for expenses                                       $    50,000              -            -
  Fixed assets financed through installment loan payable                 $    52,230              -            -



                                           (See condensed notes to the financial statements)

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended August 31, 2003 and four months ended December 31, 2003 included in its Annual Report and Transition Report on Forms 10-KSB and 10-KT.

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

To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. If the Company is unsuccessful in its endeavors, it may have to cease operations.


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the three months ended March 31, 2004, the Company incurred consulting fees of $148,601 to certain directors and/or officers of the Company. The Company has consulting agreements with certain directors and officers with fixed monthly compensation, but no set commitment term. The contracts also include an unstated number of stock options, with undetermined terms, to be issued to the parties as deemed fit by the Company.

As of March 31, 2004, a major shareholder has made a demand loan of $103,467 with interest at prime plus 1% compounded on a semi-annual basis. Accrued interest for the three months ended March 31, 2004 was $1,731.

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 3 - FIXED ASSETS
---------------------

Fixed assets consist of the following:

Office equipment                                $ 8,561
Computer equipment                               15,938
Vehicle                                          73,000
                                                --------
Total                                            97,499
Less:  accumulated depreciation                  (9,746)
Net book value                                  $87,753
                                                ========

Depreciation charged to operations for the three months ended March 31, 2004 and 2003, and the period from inception to March 31, 2004, amounted to $5,127, $nil, and $5,127, respectively.


NOTE 4 - COMMON STOCK, OPTIONS AND WARRANTS
-------------------------------------------

a. Capital Stock

During the three months ended March 31, 2004, 2,990,000 common shares were issued for the exercise of 2,990,000 Series "A" warrants by their holders.

As of March 31, 2004, there were 63,875,200 common shares issued and outstanding.

b. Stock Options

As of March 31, 2004, there are 12,000,000 stock options outstanding. No options were canceled, forfeited, or exercised during the three months ended March 31, 2004. The weighted average exercise price of the options outstanding and exercisable is $0.20 and the weighted average remaining contractual life is 1.9 years.

c. Stock Warrants.

During the three months ended March 31, 2004, 2,990,000 Series "A" warrants were exercised and 250,000 Series "A" warrants expired.

As of March 31, 2004, the Company has 3,040,000 and 16,050,000 Series "B" and "C" Stock Purchase Warrants outstanding, respectively.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

a. Honglu Investment Holdings, Inc.

On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that owns prospecting permits and licenses on mineral prospects in Tibet, China. Upon tender of the 100% issued and outstanding shares of Honglu, the Company issued 97,700,000 shares of its common stock into escrow on July 23, 2003. According to the escrow

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004

agreement the Company entered into with Honglu Shareholders, these shares would be released from escrow and delivered to Honglu Shareholders when the audit of Honglu was delivered to the Company. In connection with the Agreement, the Company issued 6,839,000 restricted shares of common stock on July 23, 2003, as payment for acquisition costs, which shares are shown with no value, pending the finalization of the transaction.

Upon receipt of the audit of Honglu, the stock for stock transaction between the Company and Honglu Shareholders was completed on February 27, 2004, and 97,700,000 shares were released and delivered to Honglu Shareholders. The agreement and shares issued pursuant thereto are subject to the Company obtaining the appropriate Chinese government regulatory approval to amend the corporate registration of Honglu to register the Company as the legal owner of Honglu under the Chinese laws.

In order to amend Honglu's corporate registration and to register the Company as the legal owner of Honglu, the Company must make a separate application for an approval from the Chinese government. The approval, if granted, will allow the Company to convert Honglu into a foreign-owned company as defined by Chinese laws and regulations. Under Chinese laws and regulations, such conversion will involve the incorporation of a wholly owned foreign enterprise based on a separate application to and approval by Chinese government.

Upon conversion Honglu will change from a Chinese domestic company to a foreign investment company category, which may affect Honglu's ability to maintain its prospecting licenses and permits. The Company understands that upon conversion, the new company's ability to own, hold or continue to own and hold prospecting or mining permits including those currently owned and held by Honglu, will depend on separate clearance or approval by and subject to discretionary power of competent authorities of the Chinese government. The Company is unable to predict whether any or all such clearance or approval will be granted or the timeframe required to successfully obtain them. The Company has engaged independent Chinese legal counsel with regard to these issues. The Company has been advised that such conversion will be subject to discretionary approval by the Chinese government. Due to the discretionary nature of the approval power, the Company is unable to predict whether the Chinese government will exercise its discretionary approval power favorable to the Company or the timeframe involved to successfully obtain such approval.

The 97,700,000 shares are considered issued, but not outstanding, as a result of the contingency above. The subject shares are held by certain stockholders of Honglu, which shareholders are working together with the Company to obtain the appropriate governmental approval. As of the date of this filing, all of the shares have been returned to the Company, pending the outcome of the transaction, and thus, have not been valued. Assuming such approval cannot be obtained within a reasonable period of time, said shares will be canceled by the Company. As such, the Company does not include consolidated results of operations for Honglu for financial reporting purposes until the approval from the Chinese government is obtained.

Pending the action on the conversion and incorporation of Honglu as a foreign investment company in China, the Company will have all shares in Honglu through the Honglu Shareholders who will continue to hold legal title to all the issued and outstanding shares of Honglu under Chinese law, subject to the Agreement.

The Company plans to carry out the prospecting and development activities through ventures with Honglu. One of Honglu's major assets is a 65% interest in Danlu Resource Development Co. Ltd. ("Danlu"). The remaining 35% interest in Danlu is controlled by two entities: The Geological Mines Office of the Tibet

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004

Autonomous Region (30%) and the Beijing Headman Mining Evaluation Firm (5%). Directly and through Danlu, a subsidiary 65% owned by Honglu, Honglu controls a significant portfolio of mineral properties with mining and/or prospecting permits and licenses in Tibet and retains the rights to conduct exploration on and to develop these properties. These minerals prospects represent a broad array of potential minerals including: gold, silver, platinum, copper, iron, lead, zinc, molybdenum, tin, tantalum, titanium and the rare earths, niobium and osmium. Other minerals could include corundum, borax, and salt and high quality green granite. Building materials also include gravel and marble. Several of these properties are at an advanced exploration stage or have completed pre-feasibility studies.

b. Exclusive Option to Acquire Property Rights.

The Company has granted to Hunter Dickinson, Inc. an exclusive Option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further Option to acquire up to a further 10% of the Property Rights, for an aggregate 60% of such Property Rights on the terms and conditions hereinafter set forth below.

(i) Hunter Dickinson, Inc. will make the following cash payments totaling $2,000,000 (the "Acquisition Costs") to the Company:

        o $500,000 on the date of acceptance of by the TSX Venture Exchange ("Effective Date") or under certain circumstances contemplated in the Agreement; and
        o $250,000 every four (4) months thereafter until the full balance of the Acquisition Costs are paid in full; and

(ii) Hunter Dickinson, Inc. will expend $5,000,000 in exploration costs within twenty-four (24) months following the Effective Date; and a minimum of $3,000,000 is to be expended within twelve (12) months following the Effective Date. The total expenditures shall be incurred in accordance with a work program, which shall include an estimated thirty (30) drill holes during the first twelve (12) months following the Effective Date.

(iii) Hunter Dickinson, Inc. must give the Company notice in writing of the exercise of the Option to acquire the additional 10%. Hunter Dickinson, Inc. shall not be entitled to exercise the Option at a time when it is in default.

(iv) Hunter Dickinson, Inc. upon announcing the Property Option Agreement assigned the Agreement to Continental Minerals Corporation ("Continental"), a member of the Hunter Dickinson Group, pursuant to the Agreement. The Company learned subsequently that Continental had received the TSX approval required under the Property Option Agreement. As of the date of this filing, however, the Property Option Agreement has not been exercised. At the request of Hunter Dickinson, Inc., the Company has entered into negotiations with Hunter Dickinson, Inc. for an amendment of the Property Option Agreement.


NOTE 6 - SUBSEQUENT EVENT
-------------------------

Related party transactions.

Subsequent to quarter end, the Company entered into an agreement with Wang Zhi, a Honglu Shareholder, a director of the Company and a U.S. citizen, to finalize an agreement reached in principle in September 2003 regarding the Xietongmen

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2004

Gold-Copper prospect. Under the agreement of April 12, 2004, the Company agreed to issue a total of 40 million common shares of the Company to compensate Wang Zhi for all the payments, expenses and costs incurred to him in connection with the transfer of the prospecting permit for the Xietongmen Gold-Copper prospect from Danlu. Prior to the transfer, the prospecting permit was held by Danlu, an entity 65% owned by Honglu. The prospecting permit so acquired by the Company is held through Honglu in order to maintain the continuation and validity of the prospecting permit in accordance with Chinese laws. The Company issued 32 million restricted common shares in April 2004 under the agreement, which shares have been returned to the Company pending the finalization of the transaction under the original agreement dated July 4, 2003 (see details in Note 5), and undertakes to issue 8 million common shares at an unspecified later date. The Company issued 2,800,000 shares in April 2004 to an officer as legal fees for legal services rendered in the first quarter of 2004 in respect of the transaction. The services were accrued for the three months ended March 31, 2004 and were valued at $0.10 per share, representing the fair market value of the services rendered, or $280,000.

On May 15, 2004, the Company and Wang Zhi, a Honglu Shareholder, a director of the Company and a U.S. citizen, executed a promissory note for $100,000, with interest at 0% thereon, due one year from the date of the note. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support working capital requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with China NetTV Holdings Inc.'s financial statements and other information included in this Form 10-QSB. The Company (referred in this report as China NetTV Holdings Inc. and/or its subsidiaries) has presented its quarterly consolidated financial statements, which should be read in conjunction with its consolidated financial statements and related notes in its 10KT Transition report as of and for the four months ending December 31, 2003.

When used in this Form 10-QSB, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Plan of Operations
------------------

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans. On May 15, 2004, the Company and Wang Zhi, a Honglu shareholder and US citizen, executed a promissory note for $100,000, with interest at 0% thereon, due one year from the date of the note. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support working capital requirements.

The Company's plan of operations for the next twelve months is to expend its efforts regarding an agreement entered into as follows:

On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that owns prospecting permits and licenses on mineral prospects in Tibet, China. Upon tender of the 100% issued and outstanding shares of Honglu, the Company issued 97,700,000 shares of its common stock into escrow on July 23, 2003. According to the escrow agreement the Company entered into with Honglu Shareholders, these shares would be released from escrow and delivered to Honglu Shareholders when the audit of Honglu was delivered to the Company. In connection with the Agreement, the Company issued 6,839,000 restricted shares of common stock on July 23, 2003, as payment for acquisition costs, which shares are shown with no value, pending the finalization of the transaction

Upon receipt of the audit of Honglu, the stock for stock transaction between the Company and Honglu Shareholders was completed on February 27, 2004, and 97,700,000 shares were released and delivered to Honglu Shareholders. The agreement and shares issued pursuant thereto are subject to the Company obtaining the appropriate Chinese government regulatory approval to amend the corporate registration of Honglu to register the Company as the legal owner of Honglu under the Chinese laws.

In order to amend Honglu's corporate registration and to register the Company as the legal owner of Honglu, the Company must make a separate application for an approval from the Chinese government. The approval if granted, will allow the

Company to convert Honglu into a foreign-owned company as defined by Chinese laws and regulations. Under Chinese laws and regulations, such conversion will involve the incorporation of a wholly owned foreign enterprise based on a separate application to and approval by Chinese government.

Upon conversion Honglu will change from a Chinese domestic company to a foreign investment company category, which may affect Honglu's ability to maintain its prospecting licenses and permits. The Company understands that upon conversion, the new company's ability to own, hold or continue to own and hold prospecting or mining permits including those currently owned and held by Honglu, will depend on separate clearance or approval by and subject to discretionary power of competent authorities of the Chinese government. The Company is unable to predict whether any or all such clearance or approval will be granted or the timeframe required to successfully obtain them. The Company has engaged independent Chinese legal counsel with regard to all these issues. The Company has been advised that such conversion will be subject to discretionary approval by the Chinese government. Due to the discretionary nature of the approval power, the Company is unable to predict whether the Chinese government will exercise its discretionary approval power favorable to the Company or the timeframe involved to successfully obtain such approval.

The 97,700,000 shares are considered issued, but not outstanding, as a result of the contingency above. The subject shares are held by certain stockholders of Honglu, which shareholders are working together with the Company to obtain the appropriate governmental approval. As of the date of this filing, all of the shares have been returned to the Company, pending the outcome of the transaction, and thus, have not been valued. Assuming such approval cannot be obtained within a reasonable period of time, said shares will be canceled by the Company. As such, the Company does not include consolidated results of operations for Honglu for financial reporting purposes until the approval from the Chinese government is obtained.

Pending the action on the conversion and incorporation of Honglu as a foreign investment company in China, the Company will have all shares in Honglu through the Honglu Shareholders, who will continue to hold legal title to all the issued and outstanding shares of Honglu under Chinese law, subject to the Agreement. The Company plans to carry out the prospecting and development activities through ventures with Honglu.

The Company intends to develop gold and other mineral deposits in Tibet and other areas of China recognizing that China's recent economic growth rate has placed an increasing demand on the need for domestic production of metals. Currently, China's production of copper and gold substantially falls short of its domestic requirements. The development of partially developed base and precious metal deposit in South Western China is seen as an opportunity to aid China in meeting its domestic requirements.

Honglu
------

One of Honglu's major assets is a 65% interest in Danlu Resource Development Co. Ltd. ("Danlu"). The remaining 35% interest in Danlu is controlled by two entities: The Geological Mines Office of the Tibet Autonomous Region (30%) and the Beijing Headman Mining Evaluation Firm (5%). Directly and through Danlu, a subsidiary 65% owned by Honglu, Honglu controls a significant portfolio of mineral prospects with mining and/or prospecting permits and licenses in Tibet and retains the rights to conduct exploration on and to develop these prospects. These mineral prospects represent a broad array of potential minerals including: gold, silver, platinum, copper, iron, lead, zinc, molybdenum, tin, tantalum, titanium and the rare earths, niobium and osmium. Other minerals could include corundum, borax, and salt and high quality green granite. Building materials also include gravel and marble. Several of these prospects are at an advanced exploration stage or have completed pre-feasibility studies.

Results of Operations
---------------------

The Company incurred expenses of $881,347 for the quarter ended March 31, 2004 as compared to $1,508 for the same period of last year. The increase consisted of the following major expenses: consulting fees of $176,226, legal and professional fees of $193,251, non-cash legal fees of $280,000, travel and promotion of $116,968. The increase was mainly due to costs incurred in connection with completing the acquisition of Honglu, securing the properties, negotiating the Option Agreement with Hunter Dickinson, Inc. and looking for further acquisitions.

Liquidity and Working Capital
-----------------------------

As of March 31, 2004, the Company had total current assets of $144,068 and total current liabilities of $441,734. The Company has a negative working capital of $297,666 as compared to a positive working capital of $282,298 as of December 31, 2003 as a result of cash used to fund working capital requirements during the quarter ended March 31, 2004.

For the three months ended March 31, 2004, the Company received $299,000 in cash proceeds from the exercise of 2,990,000 Series A Stock Purchase Warrants. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders.

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

(a) Hunter Dickinson, Inc. will make the following cash payments totaling $2,000,000 (the "Acquisition Costs") to the Company:

(i) $500,000 on the date of acceptance of by the TSX Venture Exchange ("Effective Date"), or, under certain circumstances contemplated in the Agreement; and

(ii) $250,000 every four (4) months thereafter until the full balance of the Acquisition Costs are paid in full; and

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

Risk Factors

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results
----------------------------------------------------------------------------

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

Limited Public Market, Possible Volatility of Share Price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of March 31, 2004, there were approximately 63,875,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

Management of Growth
--------------------

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

Need for Additional Financing
-----------------------------

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

Political Risks
---------------

The market in China is monitored by the government, which could impose taxes or restrictions at any time, which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

Market Risk
-----------

The Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments approximate fair value as of those dates because of the relatively short-term maturity of these instruments, which eliminates any potential market risk, associated with such instruments.

Other Risks and Uncertainties
-----------------------------

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

Outlook
-------

The Company plans to concentrate its efforts on drilling and regional exploration work on the mineral claims currently held through Honglu and will consider additional projects if and when opportunities arise. Market conditions have improved substantially with copper and spot gold prices increasing to multi-year highs and significant attention has been drawn to exploration companies in China due to the country's record growth rates and strong demand for basic raw materials and precious metals. Through the acquisition of Honglu, the Company will be well-positioned to conduct its activities and capitalize on opportunities in China.

Critical Accounting Policies And Estimates

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Common stock held in escrow - Because the Share Exchange Agreement entered into with Honglu Investments Holdings, Inc. has not been fully consummated subject to Chinese government regulatory approval, the consolidated results of operations for Honglu have not been included in these financial statements. However, the stock for stock transaction between the Company and Honglu Shareholders was completed on February 27, 2004, and 97,700,000 restricted common shares were released and delivered to Honglu Shareholders. The shares issued pursuant thereto are subject to the Company obtaining the appropriate Chinese government regulatory approval to consummate the transaction. The subject shares are held by certain stockholders of Honglu, which shareholders are working together with the Company to obtain the appropriate governmental approval. The Company plans to focus its efforts on Honglu's activities indirectly through the shareholders of Honglu. As of the date of this filing, the shares have been returned to the Company, pending completion of the transaction, and therefore have not been valued.If the transaction does not ever consummate, said shares will be canceled by the Company.

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded as of the Evaluation Date, that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


PART II.          OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - The Company issued 50,000 and 2,940,000 shares of restricted common stock upon the exercise of warrants at $0.10 per share on January 6, 2004 and January 27, 2004, respectively. No underwriting or other commissions were paid in connection with the issuance of these shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31      Sarbanes-Oxley Certification
32      Sarbanes-Oxley Certification

(b) Reports on Form 8-K filed during the three months ended March 31, 2004

o        February 27, 2004
o        March 2, 2004
o        March 18, 2004
o        March 31, 2004
o        March 31, 2004

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 28, 2004                       China NetTV Holdings Inc.


                                           /s/ Anthony Garson
 June 28, 2004                             -----------------------------
                                           Anthony Garson
                                           President

June 28, 2004                              /s/ Zhi Wang
                                           --------------------------------
                                           Zhi Wang
                                           Chairman

June 28, 2004                              /s/ Jie Yang
                                           --------------------------------
                                           Jie Yang, Vice President and Director

June 28, 2004                              /s/ Maurice Tsakok
                                           --------------------------------
                                           Maurice Tsakok
                                           Secretary and Director

June 28, 2004                              /s/ Ronald Xie
                                           --------------------------------
                                           Ronald Xie
                                           Director