Form 10QSB
period 2004-06-30
CHINA NETTV HOLDINGS INC
filed 2004-09-14
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended June 30, 2004

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

           Suite 900 - 789 West Pender Street, Vancouver, B.C. V6C 1H2
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 689-4407
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value: 66,675,200 shares outstanding as of August 11, 2004 (latest practicable date).

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB
                                      INDEX
                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements and Condensed Notes - Quarter
           Ended June 30, 2004                                         F-1 - F-9

Item 2.    Management's Discussion and Analysis or Plan of Operation           3

Item 3.    Controls and Procedures                                             9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  10

Item 2.    Changes in Securities and Use of Proceeds                          10

Item 3.    Default Upon Senior Securities                                     10

Item 4.    Submission of Matters to a Vote of Security Holders                10

Item 5.    Other Information                                                  10

Item 6.    Exhibits and Reports on Form 8-K                                   10

           Signatures                                                         10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)



                                 CHINA NETTV HOLDINGS INC.
                               (a development stage company)
                                   INTERIM BALANCE SHEET
                                 JUNE 30, 2004 (unaudited)
Stated in U.S. dollars
---------------------------------------------------------------------------------------------
ASSETS
Current Assets

  Cash and Cash Equivalents                                                $          17,941

  Prepaid expenses and other current assets                                            3,137

  Prepaid expenses - related party                                                     7,733
                                                                             ----------------
Total Current Assets                                                                  28,811

Fixed assets, net                                                                     20,575

Security deposit                                                                       3,117
                                                                             ----------------

Total Assets                                                               $          52,503
                                                                             ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities

  Accounts payables and accrued expenses                                   $         115,584

  Promissory note payable - related party                                            100,000

  Due to related parties                                                             106,055
                                                                             ----------------

                                                                                     321,639
                                                                             ----------------

Commitments and Contingencies                                                              -

Stockholders' Deficiency
  Common Stock: $0.001 par value; authorized: 200,000,000
       Issued and outstanding: 66,675,200 (Note 5)                                    66,675
  Common stock held in escrow - 129,700,000 shares (Note 5)                                -
  Additional Paid In Capital                                                       3,102,073

  Accumulated Deficit                                                            (3,437,884)
                                                                             ----------------
Total Stockholders' Deficiency                                                     (269,136)
                                                                             ----------------
Total Liabilities and Stockholders' Deficiency                              $         52,503
                                                                             ================

                     (See condensed notes to the financial statements)




                                                           CHINA NETTV HOLDINGS INC.
                                                            STATEMENTS OF OPERATIONS
                                                                  (Unaudited)

                                                                         Three Months ended                Six Months ended
                                                  Cumulative         June 30,          June 30,       June 30,            June 30,
Stated in U.S. dollars                          from Inception         2004              2003           2004                2003
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                  $  1,448         $    -        $    -            $     -        $    -

Expenses

  General and administrative                            2,132,887        289,888        13,468          1,171,235        14,976
--------------------------------------------------------------------------------------------------------------------------------
                                                        2,131,439                                       1,171,235
                                                                         289,888        13,468                           14,976


Operating Loss                                        (2,131,439)      (289,888)      (13,468)        (1,171,235)      (14,976)

Other Expenses

   Interest                                               (7,703)              -             -                  -             -

   Loss on investment                                 (1,280,000)              -             -                  -             -

   Loss on disposal of fixed assets                      (18,742)       (18,742)             -           (18,742)             -
--------------------------------------------------------------------------------------------------------------------------------
   Net Loss Available to Common Stockholders        $ (3,437,884)     $(308,630)    $ (13,468)      $ (1,189,977)    $ (14,976)
================================================================================================================================

Loss per share attributable to common stockholders:                    $  (0.00)      $ (0.00)         $   (0.02)      $ (0.00)
                                                                  ==============================================================
Weighted average number of common shares outstanding:

  Basic and diluted                                                   66,336,738    37,446,200         64,684,596    37,446,200
                                                                  ==============================================================


                                               (See condensed notes to the financial statements)
                                                                     F-2




                            CHINA NETTV HOLDINGS INC.
                          (a development stage company)
                        INTERIM STATEMENTS OF CASH FLOWS
       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 (unaudited)
                                                                           Cumulative
Stated in U.S. dollars                                                   from Inception             2004               2003
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                       $ (3,437,884)       $(1,189,977)      $ (14,976)
  Adjustments to reconcile net loss to net cash flows used in operating activities

    Depreciation and amortization                                                       13,657              9,038               -

    Capital contribution for expenses                                                    9,000                  -               -

    Compensation cost - stock options                                                  220,000                  -               -

    Loss on investment                                                               1,280,000                  -               -
    Loss on disposal of fixed asset                                                     18,742             18,742               -
    Common stock issued for services rendered                                          280,000            280,000               -

    Common stock issued for expenses                                                    50,000                  -               -
    Changes in assets and liabilities

      Increase in prepaid expenses                                                     (3,137)            (2,443)               -

      (Increase) decrease in prepaid expenses - related party                          (7,733)             21,252               -

      (Increase) decrease in security deposits                                         (3,117)              3,011               -

      Increase (decrease) in accounts payable and accrued expenses                     115,584             50,541         (3,177)

      Decrease in accrued expenses - related party                                           -           (78,000)               -
                                                                       -----------------------------------------------------------
  Net cash flows used in operating activities                                      (1,464,888)          (887,836)        (18,153)
                                                                       -----------------------------------------------------------

Cash flows from investing activities

  Investment in joint venture                                                      (1,280,000)                  -               -
  Proceeds from disposal of automobile                                                 44,525             44,525                -

  Equipment and automobile additions                                                  (45,269)            (2,061)               -
                                                                       -----------------------------------------------------------

  Net cash flows provided by (used in) investing activities                        (1,280,744)            42,464               -
                                                                       -----------------------------------------------------------

Cash flows from financing activities
  Advances (repayments) - amount due to related parties                                106,055              3,584          17,785

  Principal payments - installment loans payable                                       (52,230)           (50,130)              -
  Promissory note payable - related party                                              100,000            100,000               -

  Proceeds from the issuance of common stock                                         2,609,748            299,000               -
                                                                       -----------------------------------------------------------
  Net cash flows provided by financing activities                                    2,763,573            352,454          17,785
                                                                       -----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                        17,941          (492,918)           (368)

Cash and cash equivalents - beginning of period                                              -            510,859             744
                                                                       -----------------------------------------------------------
Cash and cash equivalents - end of period                                           $   17,941           $ 17,941         $   376
                                                                       ===========================================================


                                           (See condensed notes to the financial statements)
                                                                 F-3


                                           CHINA NETTV HOLDINGS INC.
                                         (a development stage company)
                                        INTERIM STATEMENTS OF CASH FLOWS
                       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 (unaudited)
                                                                     Cumulative
Stated in U.S. dollars                                             From Inception         2004          2003
-----------------------------------------------------------------------------------------------------------------
Supplemental Information :
Cash paid for :
   Interest                                                                  $    206         $  45        $   -

   Income taxes                                                                     -             -            -

Non-cash investing and financing activities :
  Common stock to be issued for services rendered                         $   280,000     $ 280,000

  Capital contribution for expenses paid by officer                       $     9,000             -            -

  Common stock issued for expenses                                        $    50,000             -            -


                                           (See condensed notes to the financial statements)
                                                                 F-4

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Fees. During the three and six months ended June 30, 2004, the Company incurred consulting fees of $99,386 and $247,986 to certain directors and/or officers of the Company. The Company has consulting agreements with certain directors and officers and others with fixed monthly compensation, but no set commitment term except those as disclosed in Note 5(b). The contracts also include an unstated number of stock options, with undetermined terms, to be issued to the parties as deemed fit by the Company.

Due to Related Parties. Due to related parties as of June 30, 2004, primarily consists of a demand loan from a major shareholder of $104,157 with interest at prime plus 1% compounded on a semi-annual basis. Accrued interest for the six months ended June 30, 2004 was $2,558.

Promissory Note. As of June 30, 2004, the Company executed a promissory note for $100,000 with interest at 0% thereon to a company controlled by Zhi Wang, a former director and Chairman of the Company. The amount is repayable on May 15, 2005. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support work -ing capital requirements.

Common Stock. The Company entered into an agreement with Zhi Wang, a former director and Chairman of the Company, to finalize an agreement reached in principle in September 2003 regarding the Xietongmen Gold-Copper prospect. Under the agreement of April 12, 2004, the Company agreed to issue a total of 40 million common shares of the Company to compensate Zhi Wang for all the pay-ments, expenses and costs incurred to him in connection with the transfer of the prospecting permit for the Xietongmen Gold-Copper prospect from Danlu. Prior to the transfer, the prospecting permit was held by Danlu, an entity 65% owned by Honglu. The prospecting permit so acquired by the Company is held through Honglu in order to maintain the continuation and validity of the prospecting permit in accordance with Chinese laws. The Company issued 32 million restricted common shares in April 2004 under the agreement, which shares have been returned to the Company pending the finalization of the transaction under the original agreement dated July 4, 2003, and undertook to issue 8 million common shares at an un-specified later date. The Company issued 2,800,000 shares in April 2004 to a former officer/current director as legal fees for legal services rendered in the first quarter of 2004 in respect of the transaction. The services were valued at $0.10 per share, representing the fair market value of the services rendered, or $280,000. (See Note 5 (a) for further details.)

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                        $ 8,561
Computer equipment                       15,938
                                        --------
Total                                   $24,499
Less: accumulated depreciation           (3,924)
                                        --------
Net book value                          $20,575
                                        ========
Depreciation charged to operations for the six months and three months ended June 30, 2004 and 2003, and the period from inception to June 30, 2004, amounted to $9,038, $3,911, $nil, $nil and $13,657, respectively.

NOTE 4 - COMMON STOCK, OPTIONS AND WARRANTS

a. Capital Stock

During the six months ended June 30, 2004, 2,990,000 common shares were issued for the exercise of 2,990,000 Series "A" warrants by their holders.

The Company also issued 32 million shares for the Xietongmen Gold-Copper prospect, which are held in escrow pending completion of a Share Exchange Agree-ment dated July 4, 2003, and 2.8 million shares for the related legal fees valued at $0.10 per share (see further details in Note 2 and 5).

b. Stock Options

As of June 30, 2004, there are 12,000,000 stock options outstanding. No options were canceled, forfeited, or exercised during the six months ended June 30, 2004. The weighted average exercise price of the options outstanding and exercisable is $0.20 and the weighted average remaining contractual life is 1.7 years. (See further details in Note 5(c)).

c. Stock Warrants.

During the six months ended June 30, 2004, 2,990,000 Series "A" warrants were exercised at $0.10 per share for cash proceeds of $299,000 and 250,000 Series "A" warrants expired. As of June 30, 2004, the Company has 3,040,000 and 16,050,000 Series "B" and "C" Stock Purchase Warrants outstanding, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

a. SHARE EXCHANGE AGREEMENT AND EXCLUSIVE OPTION AGREEMENT

On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that owns prospecting permits and licenses on mineral prospects in Tibet, China. Upon tender of the 100% issued and outstanding shares of Honglu, the Company issued 97,700,000 shares of its common stock into escrow on July 23, 2003. The Company signed an amendment to the agreement with Zhi Wang to amend the terms of its Acquisition Agreement with Honglu Shareholders and appointed Zhi Wang to apply for Chinese government approval to register Honglu as a wholly foreign owned company from a Chinese domestic company. The Company also agreed with Zhi Wang to subject the Acquisition Agreement and share exchange to the Company obtaining the appropriate Chinese government regulatory approval to amend the corporate registration of Honglu to register the Company as the legal owner of Honglu under the Chinese laws. On August 20, 2004 the Company was notified by Zhi Wang that Tibet government had on August 10, 2004 rejected the application for approval of the share exchange agreement with the Company, which application was submitted by Honglu on May 8, 2004.

Upon receipt of the audit of Honglu, the stock for stock transaction between the Company and Honglu Shareholders was completed on February 27, 2004, and 97,700,000 shares were released and delivered to Honglu Shareholders. These shares issued were called back into escrow in June 2004 in anticipation that the share exchange agreement with Honglu Shareholders would be subject to the Company being able to register Honglu as its wholly owned Chinese subsidiary.

In order to amend Honglu's corporate registration and to register the Company as the legal owner of Honglu, Honglu made a separate application on May 8, 2004 for an approval from the Chinese government for Honglu to re-register as a wholly foreign owned enterprise. On August 20, 2004, the Company was notified by Zhi Wang, the legal representative of Honglu Investment Holdings Inc., and the former chairman of the Company that the share exchange between Honglu and China NetTV Holdings, Inc. entered into on July 4, 2003 has been rejected by the Department of Commerce of Tibet Autonomous Region. The Company understands that Zhi Wang and Honglu have requested termination and are proceeding to terminate the Acquisition Agreement. The Company further understands that it will be unable to conduct any business activities in respect of Honglu, its subsidiary Danlu and the mineral claims in respect of Honglu and Danlu holding prospecting and/or mining permits/licenses, without Honglu's agreement and active participation and cooperation. As a foreign company, the Company, acting alone and without venture with Honglu, does not meet the formal and substantive legal and regulatory requirements of China regarding mineral exploration and mining operations.

The Company intends to continue to attempt to negotiate different arrangements with Zhi Wang/Honglu to participate in China/Tibet mineral exploration. Due to the development referenced above, the Company is unable to conduct any business activitites as planned in respect of Honglu and the properties held by Honglu and its subsidiary, Danlu. As a practical matter, the Company considers that the Share Exchange Agreement between the Company and Honglu shareholders has been terminated on the grounds that it is forced to abandon any business activities in respect of Honglu, Danlu, and the mineral claims for which they hold prospecting/mining permits/licenses.

As a result, the Company intends to immediately request the cancellation of the shares held in escrow issued in connection with the Honglu related agreements totalling 129,700,000. In addition, the Company intends to request the cancela-tion of the 7% finders fee shares (6,839,000) and the cancellation of legal fees shares (2,800,000) due to the inability to consummate the Honglu transaction.

While the Company remains interested in minerals exploration in China, it is unknown what, if any, participation it may have in any exploration.

Although the Company has granted to Hunter Dickinson, Inc. ("HDI") an exclusive option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further option to acquire up to a further 10% of Property Rights, for an aggregate of 60% of such Property Rights, the Company has notified HDI of the termination of the Honglu transaction. The Company expects the exclusive option with HDI to be terminated by mutual release, the form of which has been presented by HDI. Due to the development in the transaction with Honglu, the Company will be unable to perform any of its obligations under the Property Option Agreement.

The terms and conditions of the exclusive option granted were:

(i) Hunter Dickinson, Inc. will make the following cash payments totalling $2,000,000 (the "Acquisition Costs") to the Company:

* $500,000 on the date of acceptance of by the TSX Venture Exchange ("Effective Date") or under certain circumstances contemplated in the Agreement; and

* $250,000 every four (4) months thereafter until the full balance of the Acquisition Costs are paid in full; and

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

(iv) Hunter Dickinson, Inc., upon announcing the Property Option Agreement, assigned the Agreement to Continental Minerals Corporation ("Continental"), a member of the Hunter Dickinson Group, pursuant to the Agreement. The Company learned subsequently that Continental had received the TSX approval required under the Property Option Agreement. As of the date of this filing, however, the Property Option Agreement has not been exercised. At the request of Hunter Dickinson, Inc., the Company has entered into negotiations with Hunter Dickinson, Inc. for an amendment of the Property Option Agreement.

b. Consulting Agreements

The Company has entered into a consulting agreement for geological and admini-strative services provided at $5,000 per month expiring on December 31, 2006. The Company also has entered into a consulting agreement with a consultant for geological services provided at $4,200 Canadian dollars per month expiring on December 31, 2006. The Company intends to request cancelation of these Agree-ments as a result of the termination of the Honglu transaction (see above note).

c. Resignation of officers and directors.

On August 23, 2004, the Company received written resignation notifications from Jie Yang, Vice President and Director, and Zhi Wang, Chairman, effective immediately. Accordingly, related stock options granted to these individuals totalling 4.5 million are expected to be canceled.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with China NetTV Holdings Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial state-ments and the notes thereto for the fiscal year ended August 31, 2003 and in its 10-KT Transition report as of and for the four months ending December 31, 2003.

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

PLAN OF OPERATION
-----------------

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans. During May 2004, the Company executed a promissory note for $100,000, with interest at 0% thereon, due one year from the date of the note with a former officer and director of the Company. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support working capital requirements.

The Company has expended substantially all of its efforts during the last twelve months to complete a share exchange agreement dated July 4, 2003, with Honglu Investment Holdings, Inc., as more fully described in previous filings. However, the Company received notification from Zhi Wang in August 2004, that the trans-action terminated as a result of the inability to obtain the appropriate Chinese government regulatory approval.

The majority of the Company's expenses for the three and six months ended June 30, 2004 have consisted of the following major expenses: consulting fees, legal and professional fees, and travel and promotion expenses. Such fees were incurred in connection with efforts to consummate the acquisition of Honglu, negotiating an Option Agreement with Hunter Dickinson, Inc., and looking for further acquisitions.

The Company is currently reviewing its options. While the Company remains interested in minerals exploration in China, it is unknown what, if any, partici -pation we may have in any exploration.

To date, we have not been profitable in any of our endeavors and we face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe we will continue to incur losses for at least the next 12 months and will require additional cash to satisfy our operations. The Company's future funding requirements will depend on numerous factors, many of which are beyond our control.

Due to the "start up" nature of the Company's business, we expect to incur losses as we expand. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. However, additional fund-ing will be necessary if the Company begins to seek other business opportunities.

We have explored the possibility of acquiring a profitable business, selling or merging with another Company. Although we have not been able to successfully effectuate such a transaction nor have we entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that the acquisition of a profitable business, a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

LIQUIDITY AND WORKING CAPITAL
-----------------------------

As of June 30, 2004, the Company had total current assets of $28,811 and total current liabilities of $321,639. The Company has a negative working capital of ($292,828) at June 30, 2004. For the six months ended June 30, 2004, the Company received $299,000 in cash proceeds from the exercise of 2,990,000 Series A Stock Purchase Warrants and $100,000 though the execution of a promissory note. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders.

Although the Company has granted to Hunter Dickinson, Inc. ("HDI") an exclusive option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further option to acquire up to a further 10% of Property Rights, for an aggregate of 60% of such Property Rights, the Company has notified HDI of the termination of the Honglu transaction. The Company expects the exclusive option with HDI to be terminated by mutual release, the form of which has been presented by HDI. Due to the development in the transaction with Honglu, the Company will be unable to perform any of its obligations under the Property Option Agreement.

The terms and conditions of the exclusive option granted were:

(i) Hunter Dickinson, Inc. will make the following cash payments totalling $2,000,000 (the "Acquisition Costs") to the Company:

* $500,000 on the date of acceptance of by the TSX Venture Exchange ("Effective Date") or under certain circumstances contemplated in the Agreement; and

* $250,000 every four (4) months thereafter until the full balance of the Acquisition Costs are paid in full; and

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

(iv) Hunter Dickinson, Inc., upon announcing the Property Option Agreement, assigned the Agreement to Continental Minerals Corporation ("Continental"), a member of the Hunter Dickinson Group, pursuant to the Agreement. The Company learned subsequently that Continental had received the TSX approval required under the Property Option Agreement. As of the date of this filing, however, the Property Option Agreement has not been exercised. At the request of Hunter Dickinson, Inc., the Company has entered into negotiations with Hunter Dickinson, Inc. for an amendment of the Property Option Agreement.

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


Limited Public Market, Possible Volatility of Share Price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of June 30, 2004, there were approximately 66,675,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.


Potential Fluctuations in Quarterly Results
-------------------------------------------

Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

Dependence on Executive Officers and Technical Personnel
--------------------------------------------------------

The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified person -nel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.


Need for Additional Financing
-----------------------------

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

If future operations are unprofitable, the Company will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability or financial resources or plans to enter any other business as of this date.

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

We are Considered a Penny Stock
-------------------------------

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended.

Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
o Boiler room" practices involving high pressure sales tactics and unrealistic price projections by

      (i) Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and inexperienced sales persons;
      (ii) The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a sign-ed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Common stock held in escrow - The Company has issued 129,700,000 shares of common stock that are held in escrow, which have not been valued pursuant to consummation of certain agreements, which are subject to Chinese government regulatory approval. As of the quarter ended June 30, 2004 and the date of this filing, the Company has been notified that the Chinese government has disapproved the transaction. The Company expects the shares will be returned immediately and thereafter canceled by the Company.

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

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

PART II.          OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES - The following issuance of common stock was made during the quarter:

The Company issued 2,800,000 shares of common stock for services rendered valued at $0.10 per share. The shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5.  OTHER INFORMATION - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31 Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C.Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K filed during the quarter ended June 30, 2004:
        o   April 8, 2004
        o   May 10, 2004
        o   May 11, 2004
        o   May 13, 2004

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 7, 2004                    China NetTV Holdings Inc.



                                          /s/ Anthony Garson
September 7, 2004                         -----------------------------
                                          Anthony Garson
                                          President

September 7, 2004                           /s/ Maurice Tsakok
                                          --------------------------------
                                          Maurice Tsakok
                                          Secretary and Director