Form 10QSB
period 2004-09-30
CHINA NETTV HOLDINGS INC
filed 2004-11-18
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                For the quarterly period ended September 30, 2004

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

Common Stock, $0.001 par value: 66,675,200 shares outstanding as of November 11, 2004 (latest practicable date).

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB


                                      INDEX
                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements and Condensed Notes - Quarter
           Ended September 30, 2004                                    F-1 - F-9

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

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                            CHINA NETTV HOLDINGS INC.
                          (a development stage company)
                              INTERIM BALANCE SHEET
                         SEPTEMBER 30, 2004 (unaudited)

Stated in U.S. dollars
--------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and Cash Equivalents                                      $        3,666

  Prepaid expenses and other current assets                               2,901

  Prepaid expenses - related party                                        6,543

  Stock subscription receivable (Note 5)                                 16,030
                                                                   -------------
Total Current Assets                                                     29,140

Fixed assets, net (Note 3)                                               19,098

Security deposit                                                          3,076
                                                                   -------------
Total Assets                                                     $       51,314
                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payables and accrued expenses                         $      133,280

  Promissory note payable - related party (Note 2)                      100,000

  Due to related parties (Note 2)                                       191,735
                                                                   -------------
                                                                        425,015
                                                                   -------------
Commitments and Contingencies (Note 5)                                        -

Stockholders' Deficiency
  Common Stock: $0.001 par value; authorized: 200,000,000
       Issued and outstanding: 66,675,200 (Note 5)                       66,675
  Common stock subscribed for (Note 5)                                   16,030
  Common stock held in escrow - 129,700,000 shares (Note 5)                   -
  Additional Paid In Capital                                          3,102,073

  Accumulated Deficit                                               (3,558,479)
                                                                   -------------
Total Stockholders' Deficiency                                        (373,701)
                                                                   -------------
Total Liabilities and Stockholders' Deficiency                    $      51,314
                                                                   =============

                (See condensed notes to the financial statements)





                                                           CHINA NETTV HOLDINGS INC.
                                                            STATEMENTS OF OPERATIONS
                                                                  (Unaudited)

                                                                         Three Months ended                Nine Months ended
                                                  Cumulative       September 30,   September 30,   September 30,   September 30,
Stated in U.S. dollars                          from Inception         2004              2003           2004            2003
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                  $ 1,448         $    -        $    -            $     -        $    -

Expenses

  General and administrative                           2,253,482        120,595       103,373          1,291,830       118,349
--------------------------------------------------------------------------------------------------------------------------------
                                                       2,252,034        120,595       103,373         (1,291,830)      118,349



Operating Loss                                        (2,252,034)      (120,595)     (103,373)        (1,291,830)     (118,349)

Other Expenses

   Interest                                               (7,703)             -             -                  -             -

   Loss on investment                                 (1,280,000)             -             -                  -             -

   Loss on disposal of fixed assets                      (18,742)             -             -            (18,742)            -
--------------------------------------------------------------------------------------------------------------------------------
   Net Loss Available to Common Stockholders        $ (3,558,479)     $(120,595)    $(103,373)      $ (1,310,572)    $(118,349)
================================================================================================================================

Loss per share attributable to common stockholders:                    $  (0.00)      $ (0.00)         $   (0.02)      $ (0.00)
                                                                  ==============================================================
Weighted average number of common shares outstanding:

  Basic and diluted                                                  66,675,200    42,649,787         65,352,974    39,199,790
                                                                  ==============================================================


                                               (See condensed notes to the financial statements)




                                                           CHINA NETTV HOLDINGS INC.
                                                         (a development stage company)
                                                        INTERIM STATEMENTS OF CASH FLOWS
                                    FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 (unaudited)
                                                                           Cumulative
Stated in U.S. dollars                                                   from Inception             2004               2003
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                       $  (3,558,479)   $(1,310,572)      $ (118,349)
  Adjustments to reconcile net loss to net cash flows used in operating activities

    Depreciation and amortization                                                       15,134         10,515                -

    Capital contribution for expenses                                                    9,000              -                -

    Compensation cost - stock options                                                  220,000              -                -

    Loss on investment                                                               1,280,000              -                -
    Loss on disposal of fixed asset                                                     18,742         18,742                -
    Common stock issued for services rendered                                          280,000        280,000                -

    Common stock issued for expenses                                                    50,000              -                -
    Changes in assets and liabilities

      Increase in prepaid expenses                                                      (2,901)        (2,207)               -

      (Increase) decrease in prepaid expenses - related party                           (6,543)        22,442                -

      (Increase) decrease in security deposits                                          (3,076)         3,052                -

      Increase (decrease) in accounts payable and accrued expenses                     133,280         68,237          100,566

      Decrease in accrued expenses - related party                                           -        (78,000)               -
                                                                       -----------------------------------------------------------
  Net cash flows used in operating activities                                       (1,564,843)      (987,791)         (17,783)
                                                                       -----------------------------------------------------------

Cash flows from investing activities

  Investment in joint venture                                                      (1,280,000)              -                -
  Proceeds from disposal of automobile                                                 44,525          44,525                -

  Equipment and automobile additions                                                  (45,269)         (2,061)               -
                                                                       -----------------------------------------------------------

  Net cash flows provided by (used in) investing activities                        (1,280,744)         42,464                -
                                                                       -----------------------------------------------------------

Cash flows from financing activities
  Advances (repayments) - amount due to related parties                               191,735          89,264           17,081

  Principal payments - installment loans payable                                      (52,230)        (50,130)               -
  Promissory note payable - related party                                             100,000         100,000                -

  Proceeds from the issuance of common stock                                        2,609,748         299,000                -
                                                                       -----------------------------------------------------------
  Net cash flows provided by financing activities                                   2,849,253         438,134           17,081
                                                                       -----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                        3,666        (507,193)            (702)

Cash and cash equivalents - beginning of period                                             -         510,859              744
                                                                       -----------------------------------------------------------
Cash and cash equivalents - end of period                                           $   3,666        $  3,666         $     42
                                                                       ===========================================================


                                           (See condensed notes to the financial statements)





                                           CHINA NETTV HOLDINGS INC.
                                         (a development stage company)
                                        INTERIM STATEMENTS OF CASH FLOWS
                       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 (unaudited)
                                                                     Cumulative
Stated in U.S. dollars                                             From Inception         2004          2003
-----------------------------------------------------------------------------------------------------------------
Supplemental Information :
Cash paid for :
   Interest                                                                  $   207       $  46        $    -

   Income taxes                                                                    -           -             -

Non-cash investing and financing activities :
  Common stock to be issued for services rendered                         $   280,000   $ 280,000

  Capital contribution for expenses paid by officer                       $     9,000           -            -

  Common stock issued for expenses                                        $    50,000           -            -


                                         (See condensed notes to the financial statements)

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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


NOTE 2 - RELATED PARTY TRANSACTIONS

Due to related parties consists of the following:

(i) Consulting Fees. During the three and nine months ended September 30, 2004, the Company incurred consulting fees of $64,254 and $312,240 to certain directors and/or officers and an ex-director of the Company. The Company has consulting agreements with certain directors and officers and others with fixed monthly compensation, but no set commitment term except those as disclosed in
Note 5(b). The contracts also include an unstated number of stock options, with undetermined terms, to be issued to the parties as deemed fit by the Company.

(ii) Demand loan. Due to related parties as of September 30, 2004, also includes a demand loan from a major shareholder of $107,052 with interest at prime plus 1% compounded on a semi-annual basis. Accrued interest for the nine months ended September 30, 2004 was $4,050.

Promissory Note. As of September 30, 2004, the Company executed a promissory note for $100,000 with interest at 0% thereon to a company controlled by Zhi Wang, a former director and Chairman of the Company. The amount is repayable on May 15, 2005. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support working capital requirements.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                        $ 8,561
Computer equipment                       15,938
                                        --------
Total                                   $24,499
Less: accumulated depreciation           (5,401)
                                        --------
Net book value                          $19,098
                                        ========

Depreciation charged to operations for the nine months and three months ended September 30, 2004 and 2003, and the period from inception to September 30, 2004, amounted to $10,515, $1,477, $nil, $nil and $15,134, respectively.


NOTE 4 - COMMON STOCK, OPTIONS AND WARRANTS

a. Capital Stock

During the nine months ended September 30, 2004, 2,990,000 common shares were issued for the exercise of 2,990,000 Series "A" warrants by their holders.

The Company issued 129,700,000 common shares in escrow for the acquisition of Honglu Investment Holdings Inc. and Xietongmen Gold-Copper prospect. The Company also issued 9,639,000 as legal fees in relation to the transaction. Due to the subsequent cancellation of the acquisition agreements on November 5, 2004, these shares will be returned to treasury for cancellation. See further details in
Note 5(a).

b. Stock Options

As of September 30, 2004, there are 12,000,000 stock options outstanding. No options were canceled, forfeited, or exercised during the nine months ended September 30, 2004. The weighted average exercise price of the options outstanding and exercisable is $0.20 and the weighted average remaining contractual life is 1.3 years.

c. Stock Warrants.

During the nine months ended September 30, 2004, 2,990,000 Series "A" warrants were exercised at $0.10 per share for cash proceeds of $299,000 and 250,000 Series "A" warrants expired. As of September 30, 2004, the Company has 3,040,000 and 15,849,625 Series "B" and "C" Stock Purchase Warrants outstanding, respectively.


NOTE 5 - COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

a. SHARE EXCHANGE AGREEMENT AND EXCLUSIVE OPTION AGREEMENT

On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that owns prospecting permits and licenses on mineral prospects in Tibet, China. On November 5, 2004, the Company and Honglu shareholders mutually agreed to terminate the Agreement, because the Tibet government had, on August 10, 2004, rejected the application for approval of the Agreement with the Company. All the shares issued under escrow in relation to the Agreement, in total of 129,700,000, have returned to treasury for cancellation.

On February 5, 2004, the Company granted to Hunter Dickinson, Inc. ("HDI") an exclusive option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further option to acquire up to a further 10% of Property Rights, for an aggregate of 60% of such Property Rights under certain terms and conditions. On November 9, 2004, the Company and HDI mutually agreed to terminate the exclusive option agreement due to the failure of the Honglu Agreement.

On November 5, 2004, the Company and shareholders of Highland Mining Inc., a BVI corporation which owns 100% of Tibet Tianyuan Minerals Exploration Limited ("Highland") have entered into a binding share exchange agreement whereby the Company shall issue 85,000,000 of its common shares from treasury and a debenture convertible into 65,000,000 of the Company's common shares in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions as hereinafter set forth:

1. If Highland Shareholders are unable to enter into a binding agreement on a share purchase and sale transaction (the "Definitive Agreement") with Hunter Dickinson Inc. ("HDI") to sell and transfer the other 50% of the issued and outstanding shares of Highland (the "Remaining Shares") to HDI on or before March 30, 2005 (the "Outside Date"), or if either or both HDI and Highland Shareholders decide to terminate the Definitive Agreement pursuant to the terms and conditions therein on or before the Outside Date, then unless Highland Shareholders and the Company otherwise agree, Highland Shareholders shall sell and transfer the Remaining Shares to the Company at a nominal price, pursuant to the same terms and conditions contained hereunder as applicable to the parties then.

2. Highland Shareholders have direct or indirect rights or options to, or interests in, (the rights, options and interests together are called "Additional Rights") 25 mineral properties in Tibet, China (the "Additional Properties"), subject to terms and conditions and regulatory requirements attached to the Additional Rights. Highland Shareholders agree to transfer and assign, or shall cause to be transferred and assigned, to the Company the Additional Rights for $1.00, subject to terms and conditions and regulatory requirements attached thereto, and terms and conditions herein.

3. Upon completion of the Exchange, the following individuals shall be elected or appointed as new directors of the Company: Zhi Wang, Jie Yang, Xiaojun Ma, Jing Wang. These new directors are shareholders of Highland Mining, Inc. which owns Tibet Tianyuan Minerals Exploration Limited and are the same individuals who were involved in the previous-ly cancelled transaction.

The Company agreed to pay a finder fee in the form of a debenture convertible into 9,639,000 common shares of the Company upon completion of the share exchange.

On November 9, 2004, Highland shareholders have entered into a preliminary option agreement with HDI. HDI has an option to acquire 50% of the issued and outstanding shares of Highland through payment of $2,000,000 to Highland shareholders and investment of $5,000,000 in Highland to fund the exploration of the Xietongmen Copper Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China. HDI may acquire a further 10% of the issued and outstanding shares of Highland, through the investment of $3,000,000 in Highland to fund exploration of the Xietongmen Copper Property. The preliminary option agreement is subject to a full due diligence study by HDI.

b. Consulting Agreements

The Company has entered into a consulting agreement for geological and administrative services provided at $5,000 per month expiring on December 31, 2006. The Company also has entered into a consulting agreement with a consultant for geological services provided at $4,200 Canadian dollars per month expiring on December 31, 2006. The Company intends to request cancellation of these Agreements as a result of the termination of the Honglu transaction (see above note a).

c. Resignation of officers and directors.

On August 23, 2004, the Company received written resignation notifications from Jie Yang, Vice President and Director, and Zhi Wang, Chairman, effective immediately. On November 3, 2004, the Company received written resignation notifications from Ronald Xie, Director, effective immediately.

d. Non-brokered private placement

The Company has arranged a non-brokered private placement for up to 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Each unit will consist of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and acquiring mining properties in the future. A 7% finder's fee will be paid in shares.

e. Exercise of Warrants

On October 1, 2004, the Company received $16,030 for exercising 200,375 Share Purchase Warrant "C" at $0.08 each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with China NetTV Holdings Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the fiscal year ended August 31, 2003 and in its 10-KT Transition report as of and for the four months ending December 31, 2003.

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

The Company has expended substantially all of its efforts during the last fifteen months to complete a share exchange agreement dated July 4, 2003, with Honglu Investment Holdings, Inc. The agreement has been mutually terminated on November 5, 2004 as a result of the inability to obtain the appropriate Chinese government regulatory approval.

On February 5, 2004, the Company has granted to Hunter Dickinson, Inc. ("HDI") an exclusive option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further option to acquire up to a further 10% of Property Rights, for an aggregate of 60% of such Property Rights under certain terms and conditions. On November 9, 2004, the Company and HDI mutually agreed to terminate the exclusive option agreement.

On November 5, 2004, the Company and shareholders of Highland Mining Inc. ("Highland") have entered into a binding share exchange agreement whereby the

Company shall issue 85,000,000 of its common shares from treasury and a debenture convertible into 65,000,000 of the Company's common shares in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions as hereinafter set forth:-.

1. If Highland Shareholders are unable to enter into a binding agreement on a share purchase and sale transaction (the "Definitive Agreement") with Hunter Dickinson Inc. ("HDI") to sell and transfer the other 50% of the issued and outstanding shares of Highland (the "Remaining Shares") to HDI on or before March 30, 2005 (the "Outside Date"), or if either or both HDI and Highland Shareholders decide to terminate the Definitive Agreement pursuant to the terms and conditions therein on or before the Outside Date, then unless Highland Shareholders and the Company otherwise agree, Highland Shareholders shall sell and transfer the Remaining Shares to the Company at a nominal price, pursuant to the same terms and conditions contained hereunder as applicable to the parties then.

2. Highland Shareholders have direct or indirect rights or options to, or interests in, (the rights, options and interests together are called "Additional Rights") 25 mineral properties in Tibet, China (the "Additional Properties"), subject to terms and conditions and regulatory requirements attached to the Additional Rights. Highland Shareholders agree to transfer and assign, or shall cause to be transferred and assigned, to the Company the Additional Rights for $1.00, subject to terms and conditions and regulatory requirements attached thereto, and terms and conditions herein.

3. Upon completion of the Exchange, the following individuals shall be elected or appointed as directors of the Company: Zhi Wang, Jie Yang, Xiaojun Ma, Jing Wang. These new directors are shareholders of Highland Mining Inc. which owns Tibet Tianyuan Minerals Exploration Limited and are the same individuals who where involved in the previously cancelled transaction.

The Company has to pay a finder fee in the form of a debenture convertible into 9,639,000 common shares of the Company upon completion of the share exchange.

On November 9, 2004, Highland shareholders have entered into a preliminary option agreement with HDI. HDI has an option to acquire 50% of the issued and outstanding shares of Highland through payment of $2,000,000 to Highland shareholders and investment of $5,000,000 in Highland to fund the exploration of the Xietongmen Copper Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China. HDI may acquire a further 10% of the issued and outstanding shares of Highland, through the investment of $3,000,000 in Highland to fund exploration of the Xietongmen Copper Property. The preliminary option agreement is subject to a full due diligence study by HDI.

The majority of the Company's expenses for the three and nine months ended September 30, 2004 have consisted of the following major expenses: consulting fees, legal and professional fees, and travel and promotion expenses. Such fees were incurred in connection with efforts to consummate the acquisition of Honglu, negotiating an Option Agreement with Hunter Dickinson, Inc., and looking for further acquisitions.

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

Due to the "start up" nature of the Company's business, we expect to incur losses as we expand. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. However, additional funding will be necessary if the Company begins to seek other business opportunities. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.


LIQUIDITY AND WORKING CAPITAL

As of September 30, 2004, the Company had total current assets of $29,140 and total current liabilities of $425,015. The Company has a negative working capital of ($395,875) at September 30, 2004. For the nine months ended September 30, 2004, the Company received $299,000 in cash proceeds from the exercise of 2,990,000 Series A Stock Purchase Warrants and $100,000 though the execution of a promissory note. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders. On October 1, 2004, the Company received $16,030 for exercising 200,375 Share Purchase Warrant "C" at $0.08 each.

The Company has arranged a non-brokered private placement for up to 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Each unit will consist of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and acquiring mining properties in the future. A 7% finder's fee will be paid in shares. There is no assurance the Company will receive the funding.

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

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

China NetTV Holdings Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development and with which the Company intends to operate, and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of September 30, 2004, there were approximately 66,675,200 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dependence on Executive Officers and Technical Personnel

The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

Need for Additional Financing

The Company has arranged a non-brokered private placement for up to 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Each unit will consist of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and acquiring mining properties in the future. A 7% finder's fee will be paid in shares. There is no guarantee the Company will receive the funding.

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

Common stock held in escrow - The Company has issued 129,700,000 shares of common stock that are held in escrow, which have not been valued pursuant to consummation of certain agreements, which were subject to Chinese government regulatory approval. On November 5, 2004, the Company and Honglu shareholders mutually agreed to terminate the Agreement as the Tibet government had on August 10, 2004 rejected the application for approval of the Agreement with the Company. All the shares issued under escrow in relation to the Agreement have been returned to treasury for cancellation.

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

ITEM 2. CHANGES IN SECURITIES - None

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

32 Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K, 8-K/A filed during the quarter ended September 30,
2004:

        o   July 14, 2004
        o   August 9, 2004
        o   August 31, 2004
        o   September 2, 2004

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 18, 2004                  China NetTV Holdings Inc.

                                          /s/ Anthony Garson
November 18, 2004                         -----------------------------
                                          Anthony Garson
                                          President

November 18, 2004                         /s/ Maurice Tsakok
                                          --------------------------------
                                          Maurice Tsakok
                                          Secretary and Director