Form 10KSB
period 2004-12-31
CHINA NETTV HOLDINGS INC
filed 2005-03-17
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                      For the Year Ended December 31, 2004

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

  Suite 536, World Trade Centre, 999 Canada Place, Vancouver, B.C. V6C 3E2
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 641-1366
                                 --------------
                           (Issuer's telephone number)

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

     X
   -----

State issuer's revenues for its most recent fiscal year.                 $0

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of December 31, 2004.                             $15,958,121


Number of outstanding shares of the registrant's par value $0.001 common stock,
as of December 31, 2004.                                        142,236,575

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Description of Business..............................................4

Item 2.   Description of Properties............................................7

Item 3.   Legal Proceedings....................................................8

Item 4.   Submission of Matters of a Vote of Security Holders..................8

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................8

Item 6.   Management's Discussion and Analysis or Plan
          of Operation.........................................................9

Item 7.   Financial Statements................................................18

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................18

Item 8A.  Controls and Procedures.............................................19

                                    Part III

Item 9.   Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..........19

Item 10.  Executive Compensation..............................................22

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................23

Item 12.  Certain Relationships and Related Transactions......................25

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K....................................26

Item 14.  Principal Accountant Fees and Services..............................26

Signatures....................................................................27

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

(a) General Description and Development of Business

HISTORY OF COMPANY

The Company was incorporated on September 15, 1998 as Vancouver's Finest Coffee Company for the purpose of building a retail premium coffee business to sell premium quality coffee drinks through Company-owned and operated retail kiosks. In early 2000, the Company commissioned a study into the viability of the coffee kiosk business and, at the Company's Annual General Meeting in March, 2000, the shareholders approved a resolution for the directors to pursue another line of business other than the originally proposed coffee kiosk business.

In May 2000, the Company acquired 100% control of China NetTV Inc., a British Virgin Islands company. China NetTV had a Letter of Intent to form a Joint Venture in China with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd.

In June 2000, China NetTV Inc. signed a Joint Venture contract with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd.

In September 2000, the Joint Venture Company Chengdu Qianfeng NetTV Co., Ltd. was formed after receiving approval from Moftec (Ministry of Foreign Trade and Economic Cooperation).

The Company funded the Joint Venture with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd., in the production of trial digital set-top boxes for Nanning TV in Guangxi Province in China until 2002.

As of August 31, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture, however, thereafter it was unable to complete the terms of the agreement, abandon the joint venture, and, therefore, management has elected to expense the joint venture payments from the company's books.

The Company believes there will be no further liability in connection with the agreement.

On November 28, 2003, the Board of Directors has approved to abandon the inactive subsidiary, China NetTV Inc.

On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that held prospecting permits and licenses on mineral prospects in Tibet, China. On November 5, 2004, the Company and Honglu shareholders mutually agreed to terminate the Agreement because the Tibet government had on August 10, 2004 rejected the application for approval of the Agreement with the Company. All the shares issued under escrow in relation to the Agreement, in total of 129,700,000, were returned to treasury for cancellation on February 14, 2005.

On February 5, 2004, the Company had granted to Hunter Dickinson, Inc. ("HDI") an exclusive option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further option to acquire up to a further 10% of Property Rights, for an aggregate of 60% of such Property Rights under certain terms and conditions. On November 9, 2004, the Company and HDI mutually agreed to terminate the exclusive option agreement due to the failure to achieve approval of the Honglu transaction from the Tibet government.


CURRENT BUSINESS

On November 5, 2004, the Company and shareholders of Highland Mining Inc. ("Highland") entered into a Share Exchange Agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and a debenture convertible into 65,000,000 of the Company's common shares in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions hereafter set forth:

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

2. Highland Shareholders have direct or indirect rights or options to, or interests in, (the rights, options and interests together are called "Additional Rights") 25 mineral prospects in Tibet, China (the "Additional Properties"), subject to terms and conditions and regulatory requirements attached to the Additional Rights. Highland Shareholders agreed to transfer and assign, or shall cause to be transferred and assigned, to the Company the Additional Rights for $1.00, subject to terms and conditions and regulatory requirements attached thereto, and terms and conditions herein. No rights have yet been transferred.

Upon completion of the Exchange, the following individuals were elected or appointed as directors of the Company: Zhi Wang, Jie Yang, Xiaojun Ma, Jing Wang and Maurice Tsakok.

The Company agreed to pay a finder's fee in the form of a debenture convertible into 9,639,000 common shares of the Company upon completion of the share exchange.

On November 26, 2004, Highland shareholders entered into an option agreement with Hunter Dickinson, Inc. ("HDI"). HDI obtained an option to acquire 50% of the issued and outstanding shares of Highland through payment of $2,000,000 to Highland shareholders and investment of $5,000,000 in Highland to fund the exploration of the Xietongmen Copper Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China. HDI may acquire a further 10% of the issued and outstanding shares of Highland, through the investment of $3,000,000 in Highland to fund exploration of the Xietongmen Copper Property. The preliminary option agreement is subject to a feasibility study by HDI and customary title matters, permits, and approvals.

HIGHLAND MINING INC.

Highland Mining Inc. fully and legally owns Tianyuan Mineral Exploration Ltd. ("Tianyuan"), as a wholly owned foreign enterprise registered in Tibet, China, incorporated pursuant to relevant Chinese laws and regulations, which holds an exploration license covering Xietongmen Mine in Tibet, China.

Highland Mining Shareholders has direct or indirect rights or options to, or interests in, 25 mineral prospects (including Xietongmen) in Tibet, China, subject to terms and conditions and regulatory requirements attached to the Rights. Highland Shareholders, subject to terms and conditions and regulatory requirements related to the rights.



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

CURRENT SITUATION

The Company, a junior mining company, has assembled a portfolio of 25 base/precious metal and industrial mineral prospects upon which it holds options in Tibet, China through its 50% owned Chinese subsidiary Highland Mining Inc.. It is the Company's intention to focus exclusively on the exploration of these base and precious metal mineral prospects in Tibet, China. The Company is seeking joint venture partners to assist in the exploration and possible development of these mineral prospects.

Initially, the Company will concentrate its efforts in the development of mineral prospects in Tibet. Today, Chinese authorities are making unprecedented efforts to open up the Tibetan plateau to large-scale mineral development in order to meet domestic demand for raw materials. The Chinese Government is increasingly seeking foreign investment and international co-operation to facilitate this particular aspect of their economic policy. In order to accommodate such development, the Qinghai-Tibet Railway, one of the regions most important new construction projects, is expected to be completed by the end of 2006.


 The Company sought experienced and recognized joint venture partners, and the Company negotiated a "Property Option Agreement" with Hunter Dickinson, Inc. An initial Agreement was reached in February 2004, with Continental Minerals Corporation ("Continental"), a member of the Hunter Dickinson Group, whereby Continental has acquired the right to earn a 60% interest in the Company's Xietongmen gold-copper prospect. The Xietongmen prospect consists of porphyry-like disseminated and quartz stockwork mineralization.

Among the mineral properties, several exhibit copper, copper/gold, and copper/molybdenum mineralization. Since its private placement in January of 2005 has given it current working capital and liquidity, The Company intends to investigate and rank these properties in order to plan a comprehensive exploration program and joint venture/financial arrangement in the next year. The company raised $2.4m in private placement to meet its working capital requirements.


In November 2004, the terms of the original Agreement had to be modified whereby under the terms of the Property Option Agreement, Continental has acquired options to purchase 50% or 60% of the shares of Highland Mining Inc. ("Highland"). Under this Agreement, Continental will provide US$5 million investment in Highland to fund exploration of the property. Of this, prospect expenditures of US$3 million must be funded by November 9, 2005 with a further US$2 million of prospect expenditures funded by November 9, 2006. Continental can then increase its interest in Highland to 60% within the following year through investment of an additional US$3 million in Highland to fund exploration.

The Xietongmen joint venture agreement is the first venture. Concurrently, the Company is reviewing and prioritizing the other 24 mineral prospects with a view to forming similar joint venture/financial arrangements. The prospects under review represent a broad array of precious/base metal and industrial mineral targets. The Company holds, through Highland, a 65% interest in each of these properties except for three properties in which the Company retains a 100% interest.

Continental Minerals assembled its exploration team, and, with the drilling contractor visited the Xietongmen property in December 2004. Subsequently, Continental made preparation for a Phase I, 25-hole drilling program, comprising 10,000 meters to commence during the first quarter of 2005. This program is on target.
EMPLOYEES

As of December 31, 2004, the Company has no employees. The Company continues to rely on the expertise of the officers and directors to carry out its business strategy. The Company anticipates the need for increased administrative and other staff as the business of the Company grows.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company currently maintains an office at Suite 536 World Trade Centre, 999 Canada Place, Vancouver, B.C., Canada as its corporate headquarters.

As of December 31, 2004, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

(a) Real Estate.  None

(b) Computer and Office Equipment $9,058

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

The following table sets forth high and low bid quotations of the Company's common stock for the financial years ended December 31, 2004 and 2003 as follows:

                                       Bid

                                         2004

                                         High              Low
                                         ----              ---
First Quarter                            0.550              0.230
Second Quarter                           0.310              0.051
Third Quarter                            0.110              0.040
Fourth Quarter                           0.190              0.065



                                       Bid

                                         2003

                                         High              Low
                                         ----              ---
First Quarter                            0.085             0.010
Second Quarter                           0.095             0.010
Third Quarter                            0.210             0.060
Fourth Quarter                           0.700             0.120

Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

(b) As of December 31, 2004, the Company had approximately 400 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

50,000 and 2,940,000 Series A warrants were exercised at $0.10 each on January 6, 2004 and January 27, 2004 respectively.

On October 1, 2004, 200,375 Series C warrants were exercised at $0.08 each.

On January 14,March 11, 2005, the Company completed a non-brokered private placement for 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Each unit will consist of one common share and one non-transferable share purchase warrant "E" entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and acquiring mining properties in the future. A 7% finder's fee will be paid in shares.

3,040,000 Series "B" warrants expired on January 12, 2005.

As of February 24, 2005, the Company has 15,849,625, and 200,375 Series "C" and "D" Stock Purchase Warrants outstanding, respectively.


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

Common stock held in escrow - The Company has issued 129,700,000 shares of common stock that are held in escrow and the related 9,639,00 shares of common stock for legal fees, which have not been valued pursuant to consummation of certain agreements, which were subject to Chinese government regulatory approval. All these shares were subsequently cancelled in February 2005.

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

Plan of Operations

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans.

The Company has expended substantially all of its efforts during the last fifteen months to achieve a participation in mineral prospect exploration in Tibet with the appropriate Chinese government regulatory approval.


2005 BUDGET

Rent                                         $   44,444
Salaries and wages                              118,519
Traveling/conference/seminars, etc.              18,519
Communications and other expenses                18,519
Consulting fees                                  77,778
Audit and accounting fees                        18,519
Professional and legal fees                      74,074
Exploration expenses                            500,000
Investigation expenses                          500,000
                                                -------
                                             $1,370,372

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

The majority of the Company's expenses for the year ended December 31, 2004 have consisted of the following major expenses: consulting fees, legal and professional fees, and travel and promotion expenses. Such fees were incurred in connection with efforts to consummate the acquisition of Honglu, negotiating an Option Agreement with Hunter Dickinson, Inc., and the subsequent acquisition of 50% interest in Highland.

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

Change of Management

Maurice Tsakok has been a Director since May 2000. Ronald Xiuru Xie was appointed to the Board effective July 5, 2003 and he resigned on November 3, 2004. Zhi Wang, Jie Yang and Anthony Garson were appointed to the Board on August 4, 2003. Zhi Wang and Jie Yang resigned on August 23, 2004 and have been reappointed as directors on November 5, 2004.

Ronald Xiuru Xie was the President of the Company from July 5, 2003 to May 4, 2004. Anthony Garson has been appointed as President on May 10, 2004. Maurice Tsakok continues to act as Secretary of the Company.

Results of Operations

The Company has had no operations during the fiscal year ended December 31, 2004. The Company received no revenue and incurred expenses of $1,055,134 stemming from general, administrative and consulting expenditures related to its negotiations to acquire mineral prospects in China as compared to $698,044 for the same period of last year. The increase was mainly due to the consulting fees paid to the directors and consultants for their services and legal fees incurred.

The Company expects the trend of losses to continue at an increasing rate after the acquisition of 50% interest in Highland until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of December 31, 2004, the Company had total current assets of $903,427 and total current liabilities of $149,535. The Company has a working capital of $753,892 at December 31, 2004. For the year ended December 31, 2004, the Company received $299,000 and $16,030 in cash proceeds from the exercise of 2,990,000 and 200,375 Series A and C Stock Purchase Warrants respectively, $100,000 though the execution of a promissory note and $1,200,000 share subscription for 24,000,000 units at $0.05 each. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders.

The Company has arranged a non-brokered private placement of 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Half of the subscriptions were received on December 31, 2004 and another $850,000 has been received as of February 25, 2005. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and acquiring mining properties in the future.
A 7% finder's fee will be paid in shares.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

In March 2004, the EITF reached final consensuses on EITF 03-6 which provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS 128. The guidance in EITF 03-6 clarifies the notion of what constitutes a participating security, and is effective for fiscal periods (interim or annual) beginning after March 31, 2004. EITF 03-06 provides guidance in applying the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in any dividends declared and earnings of the company. The opinion defines what constitutes a participating security and how to apply the two-class method of calculating earnings per share to those securities. In addition, the consensuses in EITF 03-6 nullify the guidance in EITF Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share", and requires the use of the two-class method to compute basic EPS by companies with participating convertible securities. The adoption did not have an impact on our calculation of earnings per share.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. The Company is in the process of determining the effect, if any, of the adoption of EITF Issue No. 02-14 will have on the Company's financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is in the process of determining the effect of the adoption of SFAS 123R will have on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

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

PENNY STOCK RISK

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of December 31, 2004, there were approximately 57,236,578 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Management of Growth

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

POLITICAL, ECONOMIC AND REGULATORY RISKS IN THE PRC
---------------------------------------------------

THERE ARE ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN THE PRC WHICH COULD AFFECT OUR OPERATIONS

     The Chinese economy has experienced significant growth in the past decade, but this growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that this growth will not continue to decrease or that the slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our ability to do business or sell minerals, if ever the Company produces, as a result of slowing domestic demand and deflation.


REGULATION  OF THE  MINERALS  INDUSTRY  IN THE PRC MAY  ADVERSELY  AFFECT OUR
BUSINESS

     The PRC enacted regulations governing minerals extraction. Because many Chinese laws, regulations and legal requirements with regard to foreign investments in the minerals industry are relatively new and untested, their interpretation and enforcement by Chinese authorities may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result in many cases it is difficult to predict outcomes. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the minerals industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement, or the preemption of local regulations by national laws.

RESTRICTIONS ON CURRENCY EXCHANGE COULD LIMIT OUR ABILITY TO REPATRIATE OUR REVENUES FROM CHINA

     Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi to western currencies. The government could refuse to allow the exchange, or could restrict the amount or volume of exchange. Because the majority of our future revenues may be in the form of Renminbi, any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside the PRC, if we ever have any. This restriction, if it occurs, may affect our ability to pay repatriate any profits in U.S. dollars or other acceptable currency.

A GENERAL ECONOMIC DOWNTURN IN PRC COULD ADVERSELY AFFECT OUR BUSINESS

         In the last few years the general health of the economy, in PRC where we have conducted all of our operations to date, has been relatively strong and growing, a consequence of which has been increasing capital spending by individuals and growing companies to keep pace with rapid technological advances. To the extent the general economic health of PRC declines from recent levels, or to the extent individuals or companies fear a decline is imminent, these individuals and companies may reduce demand for minerals. Any decline or concern about an imminent decline could delay decisions among certain of our customers to purchase production if we ever have any or could delay decisions by our prospective customers to make initial commitments to purchase. Such downturn would have a material and adverse effect on our business, prospects, operating results and financial condition.

Other Risks and Uncertainties

The business of mineral deposit exploration and extraction involves a high degree of risk. Few prospects that are explored are ultimately developed into production. At present, none of Highland's prospects has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currency, share price volatility, title risks, and uncertainty of additional financing.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any market risk sensitive instruments. Since operations in Canada are in Canadian dollar denominated accounts, we do believe that we have foreign currency risk in that as the Canadian dollar increases in value against the United Sates dollar our operating costs increase when reported in United States dollars.

Our product is quoted for sale in United States dollars.

Market Risk

As of the date of this report, the Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.


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


                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION (16a) OF THE EXCHANGE

(a) The following table furnishes the information concerning the Company's directors and officers as of December 31, 2004. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                   Age       Title                                Term
------------------     ---       ------------------                   ---------

Anthony Garson         61        President & Director                  Annual

Jie Yang               41        Vice President & Director             Annual

Zhi Wang               47        Chairman & Director                   Annual

Maurice Tsakok         53        Secretary & Director                  Annual

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Anthony Garson             40%
Jie Yang                   90%
Zhi Wang                   30%
Maurice Tsakok             50%

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

Zhi Wang,  Chairman, Director

Zhi completed diploma in business administration at China Radio & Television University ("CRTVU") in 1984 and pursued further studies in business administra-tion under an exchange program in Australia 1988.

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

Jie Yang, Director and Vice President of Operations

Jie graduated from the Beijing University of International Business & Economics, Beijing, China in 1984 with a Bachelor of Economics degree.

He has been a director and Vice President of Honglu Investment Holdings, Inc. since 2001; President of Sundecine Enterprises Inc. (1997-2001); General Manager, Jianxin Trading Co., 1988-97 and Assistant Customs Supervisor, Beijing Customs Administration, 1984-87.

Anthony Garson, Vice-Chairman, President and Director

Anthony obtained a B.Sc. in Earth Science in 1969 from University of Waterloo, Ontario. He received a MBA from University of Toronto, Ontario in 1983.

He began his career with the Ontario Department of Mines and subsequently with Derry, Michener and Booth, a geological consulting firm in Toronto. For the past 30 years, Mr. Garson has been extensively involved in the brokerage industry having served as a Mines & Metals Analyst. Previous positions include: Mines and Metals analyst, Equities Investment Division of Bank of Nova Scotia, Toronto (1975-80); Vice President and Senior Mining Analyst for Canadian operations of Dean Witter Reynolds (Canada) Ltd. (1981-85); and Vice-President and Senior Min-ing Analyst of Canaccord Capital (1990-1993); London, England.

Mr. Garson was a principal and founding partner of Union Capital Markets (U.K.) Ltd, licensed under the Securities and Futures Authority of London, England (1993-95); He has acted as a director of several public companies that include Chairman and director of Global Pacific Minerals, Vancouver, BC (1995-97).
He is currently a director of Grayd Resources Corporation; a director of DiscFactories Corporation; a director of Colibri Resource Corp. and a director of Toba Industries Inc. He is an Associate of Mining Capital Corporation, a private research and equity mining finance company located in Toronto, Ontario.

Maurice Tsakok, Director and Secretary

Maurice received a Mechanical Engineering degree from the University of Minnesota (1974) and an MBA in Management Information Systems (MIS) from Hofstra University (1976).

Previous positions include: Staff Application Performance Analyst with the Bank of Montreal (1976-1994); Vice-President (1994 -1996) with Sagit Mutual Funds, a mutual fund company, in which he was responsible for computer operations and research on global technology companies. He served as a Director of Richco Investors Inc. from 1995 to October 2003.

Since 1997, he has acted as a consultant to the high-tech industry by providing technical analysis on high-tech companies. He is a principal director in Gemsco Management, Ltd. He was currently a Director of Xin Net Corp. until May, 2004.

(e) Directors' Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director. On May 31, 2000, the Company granted 5,000,000 stock options at $0.40 per share with an expiry date of May 31, 2005, of which 2,250,000 of the options were issued indirectly to the Company's Officers and Directors through separate management companies. As of December 31, 2004, no options had yet been exercised.

On July 5, 2003, the Company granted stock options to three directors of the Company for the sale of 6,000,000 shares of the Company's common stock at $0.05 per share with expiry date on August 1, 2006 for their services in the past. These options were subsequently cancelled on November 4, 2004.

On September 11, 2003, the Company granted stock options to a director of the Company for the sale of 1,000,000 shares of the Company's common stock at $0.10 per share with expiry date on August 31, 2006 for his services in the past. No option has yet been exercised.

As of December 31, 2004, there are 6,000,000 stock options outstanding. 6,000,000 options were cancelled and no options were forfeited or exercised during the year ended December 31, 2004. The weighted average exercise price of the options outstanding and exercisable is $0.35 and the weighted average remaining contractual life is 0.8 years.

Shares owned by Richco Investors are beneficially owned by Raoul Tsakok.

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2004 to each of its executive officers:


                                        SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                        Annual Compensation                           Long Term Compensation
                       ------------------------------------------------------    ---------------------------------
     Name and                                                Other Annual           Restricted
     Principal                                               Compensation         Stock Options/     Securities
     Position           Year   Salary ($)     Bonus ($)       Awards ($)               SARs          Underlying

    Ronald Xie,         2004   -                  30,000             57,600      -                   9,639,000

President/Director      2003   -                  20,000             60,000      -                  -

   (resigned on         2002   -            -              -                     -                  -
  Nov. 03, 2004)


  Anthony Garson        2004   -            -                        38,714      1,000,000          -

President/Director      2003   -            -                        12,089      -                  -

                        2002   -            -              -                     -                  -


     Jie Yang           2004   -                  10,000             48,043      -                  2,350,000

  Vice President/       2003   -                  10,000             30,000      -

     Director           2002   -            -              -                     -


  Maurice Tsakok        2004   -            -                        38,520       750,000           -

    Secretary/          2003   -            -                        19,260               -         -

     Director           2002   -            -              -                     -                  -


     Gary Gui           2004   -            -                        39,677      -                  -

  Vice President        2003   -            -                        11,754      -                  -

                        2002   -            -              -                     -                  -



   Ernest Cheung        2004   -            -              -                     -                  -

President/Director      2003   -            -              -                     -
(resigned on July 4,
       2003             2002   -            -              -                     -


The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2004.


                                        DIRECTORS' COMPENSATION

                             Annual Compensation                      Security Grants
                     -------------------------------------    ---------------------------------
   Name and            Annual                Consulting           Number           Number
   Principal          Retainer    Meeting    Fees/Other             of         of Underlying
   Position           Fees ($)   Fees ($)     Fees ($)            Shares        Options/SARs

  Ronald Xie,            -       -          -                 -               -
 (resigned on
 May 4, 2004)


Anthony Garson           -       -          -                 -               1,000,000


   Jie Yang              -       -          -                 -               2,350,000


   Zhi Wang              -       -                39,000      -               9,400,000


Maurice Tsakok           -       -          -                 -               750,000


Loong Keng Lim           -       -          -                 -               -
 (resigned on
March 30, 2004)

The Company has made no Long Term Compensation payouts (LTIP or other) in the past year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: (No preferred stock is outstanding at the date of this report.) The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 193,596,575 shares outstanding at March 7, 2005.

                                                       Amount of
  Title of           Name and Address of               Beneficial     Percent of
    Class              Beneficial Owner                 Interest        Class


Common         Zhi Wang                                10,600,000          5.48%
               116 - 2205 Bridgeport Parkway
               CA USA 94404


Common         Richco Investors Inc.                   15,000,000          7.75%
               Suite 900 - 789 West Pender Street
               Vancouver, B.C., V6C 1H2


b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at March 7, 2005.

                                                        Amount of
Title of              Name and Address of              Beneficial    Percent of
  Class                Beneficial Owner                 Interest        Class

Common       Anthony Garson                              1,000,000        0.70%
             Suite 536, World Trade Centre
             999 Canada Place, Vancouver,
             B.C., V6C 3E2

Common       Jie Yang                                    2,650,000        1.86%
             Suite 536, World Trade Centre
             999 Canada Place, Vancouver,
             B.C., V6C 3E2

Common       Maurice Tsakok                                750,000        0.53%
             Suite 900 - 789 West Pender Street
             Vancouver, B.C., V6C 1H2

             Options for 750,000 shares (including
             Beneficial ownership through Gemsco
             Management LTD.)

Common       Gary Gui                                            -        0.00%
             Suite 536, World Trade Centre
             999 Canada Place, Vancouver,
             B.C., V6C 3E2


Common       Zhi Wang                                   10,600,000        7.45%
             116 - 2205 Bridgeport Parkway
             CA USA 94404


Total as a group                                        13,250,000        9.32%
If all options are exercised                            15,000,000        10.52%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


There were no salary or benefits paid to Zhi Wang by Highland Mining Inc. ("Highland") during the fiscal year 2004. Zhi Wang is the only common director / officer of Highland and China NetTV Holdings Inc. ("CTVH").

Zhi Wang, Director of CTVH, and Richco Investors Inc., a company of which Raoul Tsakok, a beneficial owner, holds more than 5% of the shares of CTVH which is disclosed in Item 11 of the 10-KSB.


                                        Number of
        Name/                           options         Exercise        Date of         Expiry
        Position                        granted         price           grant           date

Tony Garson                             1,000,000       $0.10           9/11/2003       8/31/2006
President/Director

Gemsco Management Ltd.                    750,000        0.40           5/31/2000       5/31/2005
(controlled by Maurice
Tsakok, Secretary/Director)

Archer Pacific Management Ltd.          1,500,000        0.40           5/31/2000       5/31/2005
(controlled by Ernest Cheung,
former President/former Director)

Marc Hung (former Director)               500,000        0.40           5/31/2000       5/31/2005
                                        ---------
                                        3,750,000
                                        =========

CTVH executed a promissory note for $100,000 with interest at 0% thereon to a company controlled by Zhi Wang, a Director and Chairman of the Company. The amount is repayable on May 15, 2005. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support working capital requirements. The note was repaid in January 2005.

Under the contract for share exchange between Highland shareholders and CTVH dated November 5, 2004, a finder's fee in the form of a debenture convertible into 9,639,000 common shares of CTVH upon completion of the share exchange will be paid to Ronald Xie, the ex-Director and ex-President of CTVH. At the CTVH's option, at any time within 90 days of the date of the debenture (November 5, 2004), CTVH could send a notice to the holder indicating its intention to pay the holder a cash payment in lieu of shares on the basis of $0.25 per share. CTVH did not exercise the option.

                                    Part IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits

            Exhibit 31 - Sarbanes Oxley Certification
            Exhibit 32 - Sarbanes Oxley Certification

        B.  Reports on Form 8-K

            8-K filed on February 27, 2004
            8-K filed on March 2, 2004
            8-K filed on March 18, 2004
            8-K filed on March 31, 2004
            8-K/A filed on May 11, 2004
            8-K filed on July 14, 2004
            8-K filed on August 9, 2004
            8-K filed on August 31, 2004
            8-K filed on September 2, 2004
            8-K/A filed on December 3, 2004
            8-K filed on December 17, 2004


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our periodic and other reports filed with the SEC were $27,300 and $16,500 for the years ended December 31, 2004 and 2003, respectively.

Audit-Related Fees - The Company paid Clancy & Co. $15,000 for audit related fees.

Tax Fees -   The Company paid Clancy & Co. $5,600 for tax returns.

All Other Fees - None

Audit Committee Pre-Approval Policies and Procedures

The Company does not currently have an Audit Committee. The Company's current policy is that the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved of all audit services and fees of our independent auditor for the years ended December 31, 2004 and 2003. Our independent auditors did not provide us with any non-audit services during the periods indicated above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 28, 2005                     CHINA NETTV HOLDINGS INC.

                                            By: /s/ Anthony Garson
                                                ----------------------------
                                                Anthony Garson
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Anthony Garson               President and Director     February 28, 2005

-------------------------
Anthony Garson

/s/ Maurice Tsakok                Secretary and Director     February 28, 2005

-------------------------
Maurice Tsakok


/s/ Jie Yang                      Vice President & Director  February 28, 2005
-------------------------
Jie Yang


/s/ Zhi Wang                       Director & Chairman         February 28, 2005
-------------------------
Zhi Wang

                            CHINA NETTV HOLDINGS INC.
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm......................F-1

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Changes in Stockholders' Equity...........................F-4 - F-6

Statement of Cash Flows................................................F-7 - F-8

Notes to the Financial Statements.....................................F-9 - F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China NetTV Holdings Inc.

We have audited the balance sheet of China NetTV Holdings Inc. (a development stage company) (a Nevada corporation) as of December 31, 2004, and the related statement of operations, changes in stockholders' equity and cash flows for the preceding two years then ended, and the cumulative amounts from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders' equity, and cash flows from inception of the development stage on September 6, 1998 through August 31, 2002, were audited by other auditors whose report, dated December 4, 2002, expressed an unqualified opinion, qualified with a going concern uncertainty. Our opinion on the statements of operations, stockholders' equity and cash flows from inception of the development stage through December 31, 2004, insofar as it relates to amounts for prior periods through August 31, 2002, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China NetTV Holdings Inc. at December 31, 2004, and the results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on September 15, 1998, and has incurred significant losses resulting in a deficit accumulated during the development stage. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 25, 2005


                                            CHINA NETTV HOLDINGS INC.
                                          (A Development Stage Company)
                                                  BALANCE SHEET
                                                DECEMBER 31, 2004

Stated in U.S. dollars
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                                $             900,309
   Prepaid expenses and other current assets                                                                2,287
   Prepaid expenses - related party                                                                           831
                                                                                             ---------------------
Total Current Assets                                                                                      903,427

Investment in Highland Mining Inc. (Note 2)                                                            12,000,000

Fixed assets, net (Note 3)                                                                                  9,058

                                                                                             ---------------------
Total Assets                                                                                $          12,912,485
                                                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                                    $              47,082
   Promissory note payable - related party (Note 4)                                                       100,000
   Due to related parties                                                                                   2,453
                                                                                             ---------------------
Total current liabilities                                                                                 149,535
                                                                                             ---------------------

Commitments and contingencies (Note 9)                                                                          -

Stockholders' Equity
   Common stock : $0.001 par value, authorized: 200,000,000
       Issued and outstanding: 57,236,575 shares                                                           57,236
       Common stock subscribed for:  85,000,000 (Note 2)                                                   85,000
       Common stock subjected to cancellation: 139,339,000 (Note 2 and 8)                                       -
   Additional paid-in capital                                                                           8,771,207
   Convertible Debentures (Note 2)                                                                      5,971,120
   Common stock subscription received (Note 8)                                                          1,200,000
   Accumulated deficit during the development stage                                                   (3,321,613)
                                                                                             ---------------------
Total Stockholders' Equity                                                                             12,762,950
                                                                                             ---------------------
                                                                                             ---------------------

Total Liabilities and Stockholders' Equity                                                  $          12,912,485
                                                                                             =====================



                      The accompanying notes are an integral part of these financial statements.

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION

                                                                Cumulative
Stated in U.S. dollars                                        From Inception          2004                 2003
------------------------------------------------------------------------------------------------------------------------

Revenues                                                            $     1,448        $         -          $         -

General and administrative expenses                                   2,016,786          1,055,134              698,044
                                                            ------------------------------------------------------------

Operating loss                                                      (2,015,338)        (1,055,134)            (698,044)

Other expenses
   Interest income                                                           62                 62                    -
   Accounts payable written off                                           3,453              3,453                    -
   Loss on disposal of fixed assets                                    (16,009)           (16,009)                    -
   Interest expense                                                    (13,781)            (6,078)             (10,048)
   Loss on investment                                               (1,280,000)                  -                    -
                                                            ------------------------------------------------------------
Total other expenses                                                (1,306,275)           (18,572)             (10,048)
                                                            ------------------------------------------------------------

Provision for income taxes                                                    -                  -                    -
                                                            ------------------------------------------------------------

Net loss available to common stockholders                        $  (3,321,613)    $   (1,073,706)       $    (708,092)
                                                            ============================================================

Basic and diluted loss per share                                                     $      (0.02)        $      (0.02)
                                                                               =========================================

Weighted average common shares outstanding                                              66,664,529           43,311,044
                                                                               =========================================




                      The accompanying notes are an integral part of these financial statements.

                                                         CHINA NETTV HOLDINGS INC.
                                                       (a Development Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FROM INCEPTION TO DECEMBER 31, 2004

                                                   Common     Additional                Common stock
                                     ommon        Stock at     Paid-In     Convertible  Subscription    Accumulated
Stated in U.S. dollars               hares        Par Value    Capital      Debenture     Received        Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 15, 1998                   -       $    -     $     -      $     -                      $      -        $     -
(inception)                                                                                $       -
Issuance of common stock for cash
    $0.004 on February 5, 1999       15,000,000       15,000     (9,000)            -              -              -          6,000
Issuance of common stock for cash
    $0.008 on February 7, 1999       18,750,000       18,750     (3,750)            -              -              -         15,000
Issuance of common stock for cash
    $0.04 on February 23, 1999          156,200          156       6,092            -              -              -          6,248
Capital contributions - expenses                                                                   -
paid by officers                              -            -       4,500            -                             -          4,500
Comprehensive loss:                           -                                     -              -
   Net loss, year ended August 31,                                                                 -
1999                                          -            -           -            -                      (18,593)       (18,593)
                                    -----------------------------------------------------------------------------------------------
Balance, August 31, 1999             33,906,200       33,906     (2,158)            -              -       (18,593)         13,155
Capital contributions - expenses                                                                   -
paid by officers                              -            -       4,500            -                             -          4,500
Comprehensive loss:
   Net loss, year ended August 31,                                                                 -
2000                                          -            -           -            -                      (78,995)       (78,995)
                                    -----------------------------------------------------------------------------------------------
Balance, August 31, 2000             33,906,200       33,906       2,342            -              -       (97,588)       (61,340)
Issuance of common stock for cash
    $0.40 - December 2000 through                                                                  -
    June 2001                         2,902,500        2,903   1,158,097            -                             -      1,161,000
Comprehensive loss:                                                                 -
   Net loss, year ended August 31,                                                                 -
    2001                                      -            -           -            -                      (68,153)       (68,153)
                                    -----------------------------------------------------------------------------------------------
Balance, August 31, 2001             36,808,700       36,809   1,160,439            -              -      (165,741)      1,031,507
Issuance of common stock for cash
    $0.40 on October 17, 2001           387,500          387     154,613            -              -              -        155,000
Issuance of common stock for
    expenses @ $0.20 on November 2,                                                                -
    2001                                250,000          250      49,750            -                                       50,000
Comprehensive loss:                                                                 -
   Net loss, year ended August 31,                                                                 -
    2002                                      -            -           -            -                   (1,359,397)    (1,359,397)
                                    -----------------------------------------------------------------------------------------------
Balance, August 31, 2002             37,446,200       37,446   1,364,802            -                   (1,525,138)      (122,890)
Issuance of common stock for
    acquisition costs on July 23,
    2003 - related party              6,839,000        6,839     (6,839)            -              -              -              -
Comprehensive loss:
   Net loss, year ended August 31,                                                                 -
    2003                                      -            -           -            -                     (131,900)      (131,900)
                                    -----------------------------------------------------------------------------------------------
Balance, August 31, 2003, as         44,285,200       44,285   1,357,963            -              -    (1,657,038)      (254,790)
    originally reported


                      The accompanying notes are an integral part of these financial statements.




                                                         CHINA NETTV HOLDINGS INC.
                                                       (a Development Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FROM INCEPTION TO DECEMBER 31, 2004

                                                     Common       Additional                Common stock
                                      Common        Stock at       Paid-In     Convertible  Subscription    Accumulated
Stated in U.S. dollars                Shares        Par Value      Capital      Debenture     Received        Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------

Compensation cost - stock options               -           -       210,000            -            -      (210,000)              -
    (Note 7)
                                    ------------------------------------------------------------------------------------------------
Balance, August 31, 2003, as                                                                        -
    restated                           44,285,200      44,285     1,567,963            -                 (1,867,038)      (254,790)
Issuance of common stock for cash
    $0.06 on October 29, 2003          15,000,000      15,000       885,000            -            -              -        900,000
Issuance of common stock for 7%
    finders fee for shares issued                                                                   -
    on October 29, 2003                 1,050,000       1,050       (1,050)            -                           -              -
Exercise of Series A stock purchase
    warrants @ $0.10 on December                                                                    -
    11, 2003                               50,000          50         4,950            -                           -          5,000
Exercise of Series B stock purchase
    warrants @ $0.15 on December                                                                    -
    23, 2003                              250,000         250        37,250            -                           -         37,500
Exercise of Series A stock purchase
    warrants @ $0.10 on December                                                                    -
    23, 2003                              250,000         250        24,750            -                           -         25,000
Compensation cost - stock options               -           -        10,000            -            -              -         10,000
Comprehensive loss:                                                                    -            -              -
   Net loss, four months ended                                                                      -
    December 31, 2003                           -           -             -            -                   (380,869)      (380,869)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 2003             60,885,200      60,885     2,528,863            -            -    (2,247,907)        341,841
Exercise of Series A stock purchase
    warrants at $0.10 per share on                                                                  -
    January 6, 2004                        50,000          50         4,950            -                           -          5,000
Exercise of Series A stock purchase
    warrants at $0.10 per share on                                                                  -
    January 27, 2004                    2,940,000       2,940       291,060            -                           -        294,000
Issuance of common stock for legal
    services at $0.10 per share on                                                                  -
    April 12, 2004                      2,800,000       2,800       277,200            -                           -        280,000
Exercise of Series C stock purchase
    warrants at $0.08 per share on                                                                  -
    October 1, 2004                       200,375         200        15,830            -                           -         16,030
Cancellation of common stock issued
    for finder's fee on July 23,
    2003 (6,839,000 shares) and
    legal costs on April 12, 2004
    (2,800,000 shares)                (9,639,000)     (9,639)     (270,361)            -             -                    (280,000)
Issuance of common stock for the
    partial acquisition of Highland
    Mining Inc. at $0.08 per share
    on December 28, 2004                                                                            -
    (85,000,000 shares)                85,000,000      85,000     6,715,000            -                           -      6,800,000

                      The accompanying notes are an integral part of these financial statements.

                                                         CHINA NETTV HOLDINGS INC.
                                                       (a Development Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FROM INCEPTION TO DECEMBER 31, 2004

                                                    Common       Additional                Common stock
                                     Common        Stock at       Paid-In     Convertible  Subscription    Accumulated
Stated in U.S. dollars               Shares        Par Value      Capital      Debenture     Received        Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------

Issuance of convertible debentures                         -                 5,200,000                             -      5,200,000
                                               -
    for partial acquisition of
    Highland Mining Inc. at $0.08
    per shares on December 28, 2004                                     -                           -
Issuance of convertible debentures
    for finder's fee on acquisition
    of Highland Mining Inc.  at                -
    $0.08 per share on December 28,
    2004                                                   -    (771,120)      771,120              -              -              -
Legal fees incurred for issuance of
    common stock on December 28,
    2004 in connection with the                -
    partial acquisition of Highland
    Mining Inc.                                            -     (20,215)            -              -              -       (20,215)

Subscription received on December              -
    31, 2004 for private placement
    of 24,000,000 shares at $0.05                          -            -            -      1,200,000              -      1,200,000
Comprehensive loss:
   Net loss, year ended December               -                                                    -
    31, 2004                                               -            -            -                   (1,073,706)    (1,073,706)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 2004           142,236,575    $142,236   $8,771,207   $5,971,120   $  1,200,000  $ (3,321,613)    $12,762,950
                                    ================================================================================================




                      The accompanying notes are an integral part of these financial statements.

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION

                                                                      Cumulative
Stated in U.S. dollars                                              from inception           2004                2003
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                            $   (3,321,613)     $   (1,073,706)      $    (708,092)
  Adjustments to reconcile net loss to net cash
        used in operating activities
    Depreciation                                                               17,623              13,004               4,620
    Capital contribution for expenses                                           9,000                   -                   -
    Compensation cost - stock options                                         220,000                                 220,000
    Loss on investment                                                      1,280,000                   -                   -
    Common stock issued for expenses                                           50,000                   -                   -
    Accounts payable written off                                              (3,453)             (3,453)                   -
   Loss on disposal of fixed assets                                            16,009              16,009                   -
    Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                  (2,287)             (1,593)               (694)
     (Increase) decrease in prepaid expenses - related party                    (831)              28,154            (28,985)
     (Increase) decrease in security deposit                                        -               6,128             (6,128)
      Increase (decrease) in accounts payable and accrued
      expenses                                                                 40,604            (24,439)               4,939
      Increase (decrease) in accrued expenses - related party                       -            (78,000)              78,000
                                                                 -------------------------------------------------------------
  Net cash flows used in operating activities                             (1,694,948)         (1,117,896)           (436,340)

Cash flows from investing activities
    Investment in joint venture                                           (1,280,000)                   -                   -
    Capital expenditures                                                     (45,269)             (2,061)            (43,208)
    Proceeds from disposal of fixed assets                                     44,525              44,525                   -
                                                                 -------------------------------------------------------------
  Net cash flows used in investing activities                             (1,280,744)              42,464            (43,208)

Cash flows from financing activities
    Advances (repayments) - amounts due from related parties                    2,453           (100,018)              24,263
    Principal payments - installment loans payable                           (52,230)            (50,130)             (2,100)
    Cash received under promissory note payable - related party               100,000             100,000                   -
    Proceeds from the issuance of common stock                              2,625,778             315,030             967,500
    Proceeds from subscription received                                     1,200,000           1,200,000                   -
                                                                 -------------------------------------------------------------
  Net cash flows provided by financing activities                           3,876,001           1,464,882             989,663
                                                                 -------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                              900,309             389,450             510,115
Cash and cash equivalents - beginning of period                                     -             510,859                 744
                                                                 -------------------------------------------------------------
Cash and cash equivalents - end of period                               $     900,309       $     900,309       $     510,859
                                                                 =============================================================

Supplemental information
Cash paid for:
    Interest                                                             $      6,239       $       6,078         $       343
                                                                 =============================================================
    Income taxes                                                                    -                   -                   -
                                                                 =============================================================

                      The accompanying notes are an integral part of these financial statements.

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION

                                                                      Cumulative
Stated in U.S. dollars                                              from inception               2004               2003
------------------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:
    Capital contributions on expenses paid by officer                    $      9,000                   -                   -
                                                                 =============================================================
    Common stock issued for expenses                                    $      50,000                   -                   -
                                                                 =============================================================
    Common stock issued for acquisition of Highland Mining Inc.        $    6,800,000      $    6,800,000                   -
                                                                 =============================================================
    Convertible debenture issued for acquisition of Highland
         Mining Inc.                                                   $    5,200,000      $    5,200,000                   -
                                                                 =============================================================
    Convertible debenture issued for finder's fee paid for                                  $     771,120                   -
         acquisition of Highland Mining Inc.                            $     771,120
                                                                 =============================================================

















                          The accompanying notes are an integral part of these financial statements.

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

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

The Company was originally organized for the purpose of marketing retail specialty coffee. The Company later changed its business direction to the operations of digital technology in May 2000 and then to the acquisition of interests in mineral properties in July 2003 (See Notes 2 and 8). On December 1, 2003, the Company changed its fiscal year end from August 31 to December 31.

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

To meet these objectives, the Company has arranged to raise $2,400,000 pursuant to a non-brokered private placement of 48,000,000 shares of common stock at $0.05 per share. (See Notes 8 and 10) The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Additionally, the Company has also consummated the partial acquisition of Highland Mining Inc., which has certain rights or options to, or interests in 25 mineral properties in Tibet, China. (See Note 2) Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.


Summary of Significant Accounting Policies

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

Impairment or Disposal of Long-lived Assets - The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

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

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and other accrued liabilities, and promissory notes payable, the carrying amounts approximate fair value due to their short maturities.

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

Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:

                                                            2004         2003
                                                        ------------  ----------

Net loss
    As reported                                         $1,073,706   $  708,092
    Stock-based employee compensation cost, net of tax           -      576,467
                                                        ------------ -----------
    Pro forma                                           $1,073,706   $1,284,559
                                                        ============ ===========

Loss per share
    As reported                                         $     0.02   $     0.02
                                                        ============ ===========
    Pro forma                                           $     0.02   $     0.03
                                                        ============ ===========

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

Recent Accounting Pronouncements - The Financial Accounting Standards issued the following pronouncements during 2004, none of which are expected to have a significant affect on the financial statements:

In March 2004, the EITF reached final consensuses on EITF 03-6 which provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS 128. The guidance in EITF 03-6 clarifies the notion of what constitutes a participating security, and is effective for fiscal periods (interim or annual) beginning after March 31, 2004. EITF 03-06 provides guidance in applying the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in any dividends declared and earnings of the company. The opinion defines what constitutes a participating security and how to apply the two-class method of calculating earnings per share to those securities. In addition, the consensuses in EITF 03-6 nullify the guidance in EITF Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share", and requires the use of the two-class method to compute basic EPS by companies with participating convertible securities. The adoption did not have an impact on our calculation of earnings per share.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. The Company is in the process of determining the effect, if any, of the adoption of EITF Issue No. 02-14 will have on the Company's financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is in the process of determining the effect of the adoption of SFAS 123R will have on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.


NOTE 2 - INVESTMENT IN HIGHLAND MINING INC.

On November 5, 2004, the Company and shareholders of Highland Mining Inc. ("Highland") entered into a binding share exchange agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and a debenture convertible into 65,000,000 of the Company's common shares in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions as hereinafter set forth:

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

The Company agreed to pay a finder's fee in the form of a debenture convertible into 9,639,000 common shares of the Company upon completion of the share exchange. At the Company's option, at any time within 90 days of the date of the debenture (November 5, 2004), it can send a notice to the holder indicating its intention to pay the holder a cash payment in lieu of shares on the basis of $0.25 per share.

On November 9, 2004, the Highland shareholders entered into a preliminary option agreement with HDI. The preliminary option agreement was subject to a full due diligence study by HDI, which was completed on December 24, 2004. HDI has an option to acquire 50% of the issued and outstanding shares of Highland through payment of $2,000,000 to Highland shareholders and investment of $5,000,000 (with the first $3,000,000 due no later than November 10, 2005 and the remaining $2,000,000 due no later than November 10, 2006) in Highland to fund the exploration of the Xietongmen Copper Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China. HDI may acquire a further 10% of the issued and outstanding shares of Highland, through the investment of $3,000,000 in Highland to fund exploration of the Xietongmen Copper Property, for a period of twenty-four (24) months following the date of the final option agreement.

Upon completion of the Definitive Agreement between the Highland Shareholders and HDI, the Highland Shareholders transferred a total of 50% of the outstanding and issued shares of Highland to the Company on December 28, 2004. As of December 31, 2004, the Company had not yet issued the 85,000,000 shares to

Highland Shareholders as its shares held in escrow had not been cancelled to release room for the issuance of new shares (Note 8). The share exchange agreement between the Company and Highland Shareholders was consummated on December 28, 2004. The financial statements for the year ended December 31, 2004 do not include any post-acquisition income or loss of Highland as the transactions of Highland occurring from December 28, 2004 to December 31, 2004 were immaterial.

Cost of investment in Highland Mining, Inc.                    $  12,000,000


NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

Office and computer equipment                                  $      14,207
Less : accumulated depreciation                                       (5,149)
                                                               ---------------
                                                               $       9,058
                                                               ===============

Depreciation charged to operations for year ended December 31, 2004 and 2003, and the cumulative amounts from inception amounted to $13,004, $4,620 and $17,623, respectively.


NOTE 4 - PROMISSORY NOTE PAYABLE

The Company executed a promissory note for $100,000 with interest at 0% thereon to a company controlled by Zhi Wang, a Director and Chairman of the Company. The amount is repayable on May 15, 2005. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support working capital requirements. The note was repaid in January 2005.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company incurred consulting fees of $318,834 (2003: $241,103) to certain directors, ex-director and/or officers of the Company. The Company has consulting agreements with a director and an officer of the Company as detailed in Note 9.


NOTE 6 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2004 and 2003, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is as follows:

Deferred tax asset from net operating loss carryforwards         $  1,129,000
Valuation allowance                                                (1,129,000)
                                                                 ---------------
Net deferred tax assets                                          $          -
                                                                 ===============


The Company has available net operating loss carryforwards of approximately $2,200,000 for tax purposes to offset future taxable income, which expire through 2024. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The difference between income taxes at statutory rates and the amount presented in the financial statements for the years ended December 31, 2004 and 2003, and cumulative from inception, is a result of the following approximated amounts:


                                                                                                       Cumulative
                                                                   2004               2003           From Inception
Statutory federal income tax rate - expense (benefit)      $     365,000       $    241,000      $      1,129,000
Change in valuation allowance                                    (365,000)          (241,000)           (1,129,000)
                                                           ------------------- ----------------- ---------------------
                                                           $          -        $          -      $              -
                                                           =================== ================= =====================


NOTE 7 - STOCK-BASED COMPENSATION

Stock options

On May 31, 2000, the Company's board of directors approved a stock option plan for the sale of 5,000,000 shares of the Company's common stock at $0.40 per share. There are 5,000,000 options outstanding under the plan and none have been exercised to date. The stock option plan will expire on May 31, 2005, and the directors have retained the right to cancel the plan at any time before May 31, 2005, and can make awards to the officers and directors, employees, and others as designated by the directors. The fair value of the stock options granted was approximately $1,619,000 and has been recorded as compensation expense for pro forma purposes only.

On July 5, 2003, the Company granted stock options to three directors of the Company for the sale of 6,000,000 shares of the Company's common stock at $0.05 per share with expiry date on August 1, 2006, for their services in the past. Compensation cost recognized in these financial statements for options granted below fair market value amounted to $210,000. The originally issued financial statements for the year ended August 31, 2003, did not include recognition of compensation cost and accordingly, have been restated for that amount. There was no effect on previously reported total stockholders' deficiency. Net loss for the year ended August 31, 2003, increased by $210,000, but there was no significant effect on previously reported loss per share. The fair value of the stock options granted was approximately $477,149 and has been recorded as compensation expense for pro forma purposes only. These options were subsequently cancelled on November 4, 2004.

On September 11, 2003, the Company granted stock options to a director of the Company for the sale of 1,000,000 shares of the Company's common stock at $0.10 per share with expiry date on August 1, 2006, for his services in the past. Compensation cost recognized in these financial statements for options granted below fair market value amounted to $10,000. The fair value of the stock options granted was approximately $99,318 and has been recorded as compensation expense for pro forma purposes only.

As of December 31, 2004, there are 6,000,000 stock options outstanding. 6,000,000 options were cancelled and no options were forfeited or exercised during the year ended December 31, 2004. The weighted average exercise price of the options outstanding and exercisable is $0.35 and the weighted average remaining contractual life is 0.8 years.

Stock warrants

The Company has issued 3,540,000 Series "A" Stock Purchase Warrants with an exercise price of $0.10 each that can be exercised at the earlier of:

1. August 15, 2004; or
2. the 90th day after the day on which the weighted average trading price of the Company's shares exceed $0.13 per share for 10 consecutive trading days.

Upon exercise of the Series "A" Stock Purchase Warrant at $0.10, the holder will receive one Common Share of the Company and an additional Series "B" Stock Purchase Warrant exercisable at $0.15. The term of the Series "B" warrant will be adjusted accordingly to expire one year after the occurrence of either (i) or
(ii) as described above.

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

During the year ended December 31, 2004, 2,990,000 Series "A" warrants and 200,375 Series "C" warrants were exercised at $0.10 and at $0.08 per share, respectively, for cash proceeds of $299,000 and $16,030, respectively, and 250,000 Series "A" warrants that expired.

As of December 31, 2004, the Company has 3,040,000, 15,849,625 and 200,375
Series "B", "C" and "D" Stock Purchase Warrants outstanding, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Stock split - On December 12, 2001, the Company completed a forward common stock split of 2 1/2 shares for 1 outstanding share. The financial statements have been retroactively restated to reflect the split.

Private Placements of Common Stock

        (i) On October 16, 2003, the Company completed non-brokered private placement of 15,000,000 units of common stock at $0.06 per share for cash proceeds of $900,000. Each unit consist of one common share and one non-transferable Series "C" Stock Purchase Warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 per share in the second year. Upon exercising each warrant, the holder of each warrant will receive one additional non-transferable Series "D" Stock Purchase Warrant to purchase an additional share for $0.75 until September 30, 2006. The Company paid a 7% finder's fee by issuing 1,050,000 units with the same terms and conditions. The finder's fee common stock issued was valued at the fair market value of the common stock ($63,000) and charged against additional paid-in capital as a cost of the offering.
        (ii) The Company has arranged a non-brokered private placement for up to 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Each unit will consist of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and acquiring mining properties in the future. A 7% finder's fee will be paid in shares. The Company received the first $1,200,000 on December 31, 2004, which is classified as subscription received under stockholders' equity on the balance sheet as the share certificates have not been received. (See Note 10)

Share Exchange Agreement - On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that owns prospecting permits and licenses on mineral prospects in Tibet, China. On November 5, 2004, the Company and Honglu shareholders mutually agreed to terminate the Agreement as the Tibet government had on August 10, 2004, rejected the application for approval of the Agreement with the Company. All of the shares issued under escrow in relation to the Agreement, in total of 129,700,000, were returned to treasury and physically cancelled on February 7, 2005, of record with the Company's transfer agent. The Company also issued 9,639,000 shares as legal fees and finder's fees in connection with the transaction. Due to the termination of the Agreement, these shares were also returned to treasury and physically cancelled on February 14, 2005, of record with the Company's transfer agent.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating leases - In December 2003, the Company entered into a lease for office space under a non-cancelable operating lease for a term of 3 years beginning January 2004 and expiring on December 31, 2006, with two free months rent. Future commitments for the years ended December 31 are approximately as follows:
(2005-2006: $17,000 per year). Rent expense charged to operations for years ended December 31, 2004 and 2003, and the cumulative amounts from inception amounted to $13,588, $nil, and $13,588, respectively.

Commitments - (i) The Company has a consulting agreement with a director of the Company for his services at $3,000 per month until December 31, 2006.; (ii) The Company has a consulting agreement with an officer of the Company for his consulting services at C$3,500 per month until December 31, 2006.; (iii) The Company also has a consulting agreement with a geologist for his consulting services at C$3,200 per month until December 31, 2006.; (iv) On February 5, 2004, the Company granted to Hunter Dickinson, Inc. ("HDI") an exclusive option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further option to acquire up to a further 10% of Property Rights, for an aggregate of 60% of such Property Rights under certain terms and conditions. On November 9, 2004, the Company and HDI mutually agreed to terminate the exclusive option agreement.

Stock options and warrants - See details in Note 7 and 10.


NOTE 10 - SUBSEQUENT EVENTS

Subsequent to year end, the Company received $850,000 of the $1,200,000 non-brokered private placement for the remaining 24,000,000 units subscribed for at $0.05 per unit.

3,040,000 Series "B" warrants expired in January 2005.