Form 10KSB/A
period 2003-08-31
CHINA NETTV HOLDINGS INC
filed 2005-03-31
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                  AMENDMENT #2


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

                                EXPLANATORY NOTES

This Amendment No. 2 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2003, originally filed with the United States Securities and Exchange Commission on April 22, 2004, is being filed for the purpose of revising the following (1) adding an explanatory paragraph to the Report of the Independent Registered Public Accounting Firm, (2) adding a revised stockholders' deficiency statement, and (3) adding revised information to paragraph number 2 of Note5 re the details of the restatement.

There was no effect on previously report results of operations, loss per share amounts, or total stockholders' deficiency as the effect of the restatement had been accounted for in those statements. The purpose of this amendment is to add additional disclosure regarding the details of the restatement.

This Amendment on Form 10-KSB/A has not been updated for events occurring after the filing of the original Annual Report on Form 10-KSB on April 22, 2004.

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




                                   CHINA NETTV HOLDINGS, INC.
                                   (Development Stage Company)
                                     STATEMENT OF OPERATIONS
                        For the Years Ended August 31, 2003 and 2002 and
              the Period September 15, 1998 (Date of Inception) to August 31, 2003



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

                                                                     Stock       Additional
                                                        Common     Amount At      Paid-In       Accumulated
Stated in U.S. dollars                                  Shares     Par Value      Capital         Deficit          Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 15, 1998 (inception)                         -      $     -       $       -      $       -        $       -
Issuance of common stock for cash @ $0.004 on
    February 5, 1999                                   15,000,000       15,000         (9,000)              -            6,000
Issuance of common stock for cash @ $0.008 on
    February 7, 1999                                   18,750,000       18,750         (3,750)              -           15,000
Issuance of common stock for cash @ $0.04 on
    February 23, 1999                                     156,200          156           6,092              -            6,248
Capital contributions - expenses paid by officers               -            -           4,500              -            4,500
Comprehensive loss:
   Net loss, year ended August 31, 1999                         -            -               -       (18,593)         (18,593)
                                                     --------------------------------------------------------------------------

Balance, August 31, 1999                               33,906,200       33,906         (2,158)       (18,593)           13,155

Capital contributions - expenses paid by officers               -            -           4,500              -            4,500

Comprehensive loss:
   Net loss, year ended August 31, 2000                         -            -               -       (78,995)         (78,995)
                                                     --------------------------------------------------------------------------
                                                       33,906,200       33,906           2,342       (97,588)         (61,340)
Balance, August 31, 2000
Issuance of common stock for cash @ $0.40 - December
    2000 through June 2001                              2,902,500        2,903       1,158,097              -        1,161,000
Comprehensive loss:
   Net loss, year ended August 31, 2001                         -            -               -       (68,153)         (68,153)
                                                     --------------------------------------------------------------------------
Balance, August 31, 2001                               36,808,700       36,809       1,160,439      (165,741)        1,031,507

Issuance of common stock for cash @ $0.40 on October
17, 2001                                                  387,500          387         154,613              -          155,000

Issuance of common stock for expenses @ $0.20 on
    November 2, 2001                                      250,000          250          49,750              -           50,000

Comprehensive loss:

   Net loss, year ended August 31, 2002                         -            -               -    (1,359,397)      (1,359,397)
                                                     --------------------------------------------------------------------------
                                                       37,446,200       37,446       1,364,802    (1,525,138)        (122,890)
Balance, August 31, 2002

Issuance of common stock for acquisition costs on
    July 23, 2003 - related party (Note 8)              6,839,000        6,839         (6,839)              -                -

Comprehensive loss:

   Net loss, year ended August 31, 2003                         -            -               -      (131,900)        (131,900)
                                                     --------------------------------------------------------------------------
                                                       44,285,200       44,285       1,357,963    (1,657,038)        (254,790)
Balance, August 31, 2003, as originally reported

Compensation cost - stock options                               -            -         210,000      (210,000)                -
                                                     --------------------------------------------------------------------------

Balance, August 31, 2003, as restated                  44,285,200    $  44,285    $  1,567,963  $ (1,867,038)     $  (254,790)
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


As discussed in Note 5, the accompanying consolidated financial statements for the fiscal year ending August 31, 2003, have been restated to conform with generally accepted accounting principles. Our opinion does not differ from that originally reported on by other auditors, whose report, dated December 3, 2003, expressed an unqualified opinion qualified with a going concern uncertainty.



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