Form 10QSB
period 2005-03-31
CHINA NETTV HOLDINGS INC
filed 2005-05-20
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                  For the quarterly period ended March 31, 2005

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

 World Trade Centre, Suite 536, 999 Canada Place, Vancouver, B.C. Canada V6C 3E2
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 641-1366
                           (Issuer's telephone number)

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

Common Stock, $0.001 par value: 193,596,575 shares outstanding as of May 12, 2005 (latest practicable date).

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB


                                      INDEX
                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                       F-1 - F-10

Item 2.    Management's Discussion and Analysis or Plan of
           Operation                                                     8

Item 3.    Controls and Procedures                                      15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                            16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  16

Item 3.    Defaults Upon Senior Securities                              16

Item 4.    Submission of Matters to a Vote of Security Holders          16

Item 5.    Other Information                                            16

Item 6.    Exhibits                                                     16

           Signatures                                                   17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2005
                                  (Unaudited )

                                                                March 31,
Stated in U.S. dollars                                             2005
-------------------------------------------------------------------------------
ASSETS                                                         (Unaudited)

Current Assets
  Cash and cash equivalents                             $            1,858,274
  Prepaid expenses and other current assets                              8,372
  Prepaid expenses - related party                                         827
-------------------------------------------------------------------------------
Total Current Assets                                                 1,867,473

Investment in Highland Mining Inc. - at equity                      11,894,887

Fixed assets, net                                                       14,992
-------------------------------------------------------------------------------
Total Assets                                            $           13,777,352
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables and accrued expenses                $               16,573
  Due to related party                                                   2,453
-------------------------------------------------------------------------------
                                                                        19,026

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 200,000,000
    Issued and Outstanding : 193,596,575                               193,596
  Additional paid in capital                                        11,119,847
  Convertible debentures                                             5,971,120
  Accumulated deficit during the development stage                  (3,526,237)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                          13,758,326
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $         13,777,352
===============================================================================


                (See condensed notes to the financial statements)


                                    CHINA NETTV HOLDINGS INC.
                                  (a Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                    For the three-month periods ended March 31, 2005 and 2004
                              and cumulative amounts from inception
                                           (Unaudited)

                                                                    Cumulative
Stated in U.S. dollars                                            from Inception              2005                   2004
----------------------------------------------------------------------------------------------------------------------------------

Revenue                                                                    $ 1,448             $ -                           -$ -

Expenses
  General and administrative                                             2,123,190                 106,404                881,347

----------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                          (2,121,742)               (106,404)              (881,347)

Other Income and Expenses
   Interest income                                                           6,973                   6,911                      -
   Equity loss                                                            (105,113)               (105,113)                     -
   Accounts payable written off                                              3,453                       -                      -
   Interest expenses                                                       (13,799)                    (18)                     -
   Loss on investment                                                   (1,280,000)                      -                      -
   Loss on disposal of fixed assets                                        (16,009)                      -                      -
----------------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Stockholders                             $ (3,526,237)             $ (204,624)            $ (881,347)
==================================================================================================================================


Loss per share attributable to common stockholders:                                                $ (0.00)               $ (0.01)
                                                                                   ===============================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                                            169,774,353             62,999,595
                                                                                   ===============================================



                        (See condensed notes to the financial statements)


                                            CHINA NETTV HOLDINGS INC.
                                          (a Development Stage Company)
                                  STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                 for the period from inception to March 31, 2005
                                                  ( Unaudited )

                                                         Stock   Additional
                                              Common   Amount At   Paid In   Subscription Convertible   Accumulated
Stated in U.S. dollars                        Shares   Par Value   Capital   received     debentures     Deficit     Total
----------------------------------------------------------------------------------------------------------------------------

Balance, September 15, 1998 (inception)              -       $ -         $ -       $ -      $ -        $ -        $ -

Issuance of common stock for cash @
  $0.004 on February 5, 1999                15,000,000    15,000      (9,000)        -        -          -      6,000

Issuance of common stock for cash @
  $0.008 on February 7, 1999                18,750,000    18,750      (3,750)        -        -          -     15,000

Issuance of common stock for cash @
  $0.04 on February 23, 1999                   156,200       156       6,092         -        -          -      6,248

Capital contributions - expenses
  paid by officers                                   -         -       4,500         -        -          -      4,500

Net loss, year ended August 31, 1999                 -         -           -         -        -    (18,593)   (18,593)
----------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1999                    33,906,200    33,906      (2,158)        -        -    (18,593)    13,155

Capital contributions - expenses
  paid by officers                                   -         -       4,500         -        -          -      4,500

Net loss, year ended August 31, 2000                 -         -           -         -        -    (78,995)   (78,995)
----------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000                    33,906,200    33,906       2,342         -        -    (97,588)   (61,340)

Issuance of common stock for cash @
  $0.4 - December 2000 through June
  2001                                       2,902,500     2,903   1,158,097         -        -          -  1,161,000

Net loss, year ended August 31, 2001                 -         -           -         -        -    (68,153)   (68,153)
----------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2001                    36,808,700    36,809   1,160,439         -        -   (165,741) 1,031,507

Issuance of common stock for cash
  @$0.4 on October 17, 2001                    387,500       387     154,613         -        -          -    155,000

Issuance of common stock for
  expenses @$0.2 on November
  12, 2001                                     250,000       250      49,750         -        -          -     50,000

Net loss, year ended August 31, 2002                 -         -           -         -        - (1,359,397)(1,359,397)
----------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2002                    37,446,200    37,446   1,364,802         -        - (1,525,138)  (122,890)

Issuance of common stock for
  acquisition costs on July 23, 2003
  - related party                            6,839,000     6,839      (6,839)        -        -          -          -

Compensation cost - stock options                    -         -     210,000         -        -          -    210,000

Net loss, year ended August 31, 2003                                                 -        -   (341,900)  (341,900)
----------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2003                    44,285,200    44,285   1,567,963         -        - (1,867,038)  (254,790)

               (See condensed notes to the financial statements)



                                            CHINA NETTV HOLDINGS INC.
                                          (a Development Stage Company)
                                  STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                 for the period from inception to March 31, 2005
                                                  ( Unaudited )

                                                         Stock   Additional
                                              Common   Amount At   Paid In   Subscription Convertible   Accumulated
Stated in U.S. dollars                        Shares   Par Value   Capital   received     debentures     Deficit     Total
----------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash @
  $0.06 on October 29, 2003                 15,000,000    15,000     885,000         -        -          -    900,000

Issuance of common stock for 7%
  finders fee for shares issued on
  October 29, 2003                           1,050,000     1,050      (1,050)        -        -          -          -

Exercise of Series A stock purchase
  warrants @$0.10 on December 11, 2003          50,000        50       4,950         -        -          -      5,000

Exercise of Series B stock purchase
  warrants @$0.15 on December 23, 2003         250,000       250      37,250         -        -          -     37,500

Exercise of Series A stock purchase
  warrants @$0.10 on December 23, 2003         250,000       250      24,750         -        -          -     25,000

Compensation cost - stock options                    -         -      10,000         -        -          -     10,000

Net loss, four months ended December
  31, 2003                                           -         -           -         -        -   (380,869)  (380,869)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                  60,885,200    60,885   2,528,863         -        - (2,247,907)   341,841

Exercise of Series A stock purchase
  warrants @$0.10 on January 6, 2004            50,000        50       4,950         -        -          -      5,000

Exercise of Series A stock purchase
  warrants @$0.10 on January 27, 2004        2,940,000     2,940     291,060         -        -          -    294,000

Issuance of common stock for legal
  services @$0.10 on April 12, 2004          2,800,000     2,800     277,200         -        -          -    280,000

Exercise of Series C stock purchase
  warrants @$0.08 on October 1, 2004           200,375       200      15,830         -        -          -     16,030

Cancellation of common stock issued
  for finder's fee on July 23, 2003
  (6,839,000 shares) and legal costs
  on April 12, 2004 (2,800,000 shares)      (9,639,000)   (9,639)   (270,361)        -        -          -   (280,000)

Issuance of common stock for the
  partial acquisition of Highland
  Mining Inc. @$0.08 on December 28,
  2004 (85,000,000 shares)                  85,000,000    85,000   6,715,000         -        -          -  6,800,000

Subscription received on December
  31, 2004 for private placement of
  24,000,000 shares @$0.05                           -         -           - 1,200,000        -          -  1,200,000

Issuance of convertible debentures
  for partial acquisition of
  Highland Mining Inc. @$0.08 on
  December 28, 2004 (65,000,000 shares)              -         -           -         - 5,200,000         -  5,200,000

Issuance of convertible debentures for
  finder's fee on acquisition of
  Highland Mining Inc. @$0.08 on December
  28, 2004 (9,639,000 shares)                        -         -    (771,120)        -  771,120          -          -

                               (See condensed notes to the financial statements)



                                            CHINA NETTV HOLDINGS INC.
                                          (a Development Stage Company)
                                  STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                 for the period from inception to March 31, 2005
                                                  ( Unaudited )

                                                         Stock   Additional
                                              Common   Amount At   Paid In   Subscription Convertible   Accumulated
Stated in U.S. dollars                        Shares   Par Value   Capital   received     debentures     Deficit     Total
----------------------------------------------------------------------------------------------------------------------------

Legal fees incurred for the issuance
  of common stock on December 28, 2004
  in connection with the partial acqui-
  sition of Highland Mining Inc.                     -         -     (20,215)        -        -          -    (20,215)

Net loss, year ended December 31, 2004               -         -           -         -        - (1,073,706)(1,073,706)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  142,236,575$ 142,236 $ 8,771,207 $ 1,200,000 $ 5,971,120 $(3,321,613)$12,762,950

Issuance of common stock for cash @
  $0.05 on February 7, 2005                  24,000,000    24,000   1,176,000 (1,200,000)                            -

Issuance of common stock for 7%
  finder's fee for shares issued on
  February 7, 2005                            1,680,000     1,680      (1,680)                                       -

Issuance of common stock for cash
  @$0.05 on February 8, 2005                 17,000,000    17,000     833,000                                  850,000

Issuance of common stock for cash
  @$0.05 on March 10, 2005                    5,000,000     5,000     245,000                                  250,000

Issuance of common stock for cash
  @$0.05 on March 14, 2005                    2,000,000     2,000      98,000                                  100,000

Issuance of common stock for 7%
  finder's fee for shares issued
  on February 8, March 10 & March
  14,2005                                     1,680,000     1,680      (1,680)                                       -

Net loss, three months ended March
  31, 2005                                                                                         (204,624)  (204,624)
----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                     193,596,575 $ 193,596 $11,119,847      $ - $ 5,971,120 $(3,526,237) $13,758,326
============================================================================================================================


                               (See condensed notes to the financial statements)



                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the three-month periods ended March 31, 2005 and 2004
                      and cumulative amounts from inception
                                   (Unaudited)

                                                              Cumulative
Stated in U.S. dollars                                      from Inception     2005           2004

-------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                 $ (3,526,237)     $ (204,624)    $ (881,347)
  Adjustments to reconcile net loss to net cash used in
         operating activities
    Depreciation and amortization                                19,356           1,733          5,127
    Equity loss                                                 105,113         105,113              -
    Capital contibution for expenses                              9,000               -              -
    Compensation cost - stock options                           220,000               -              -
    Loss on investment                                        1,280,000               -              -
    Common stock issued for services rendered                         -               -        280,000
    Common stock issued for expenses                             50,000               -              -
    Accounts payable written off                                 (3,453)              -              -
    Loss on disposal of fixed assets                             16,009               -              -
    Changes in assets and liabilities
      Increase in prepaid expenses and other current
        assets                                                   (8,372)         (6,085)        (8,103)
      (Increase) Decrease in prepaid expenses -
        related party                                              (827)              4         15,985
      (Increase) Decrease in security deposits                        -               -          3,011
      Increase (Decrease) in accounts payable and
        accrued expenses                                         10,095         (30,509)       (19,387)
      Increase (Decrease) in accrued expenses -
        related party                                                 -               -        (78,000)
-------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                      (1,829,316)       (134,368)      (682,714)

Cash flows from investing activities
  Investment in joint venture                                (1,280,000)              -              -
  Equipment and automobile additions                            (52,936)         (7,667)        (2,061)
  Proceeds on disposal of fixed assets                           44,525               -              -
-------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities  (1,288,411)         (7,667)        (2,061)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances (repayments) - amount due to related parties           2,453               -            996
  Principal payments - installment loans payable                (52,230)              -         (3,809)
  Proceeds from the issuance of common stock
  Payment on promissory note payable - related party                  -        (100,000)             -
  Proceeds from the issuance of common stock                  5,025,778       1,200,000        299,000
-------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities             4,976,001       1,100,000        296,187
-------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents              1,858,274         957,965       (388,588)

Cash and cash equivalents - beginning of period                       -         900,309        510,859

-------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                   $ 1,858,274     $ 1,858,274      $ 122,271
=======================================================================================================

Supplemental Information :
Cash paid for :
    Interest                                                    $ 6,257            $ 18        $ 1,345
    Income taxes                                                      -               -              -

Non-cash investing and financing activities :
    Capital contributions on expenses paid by officer           $ 9,000             $ -            $ -
    Common stock issued for services rendered                         -               -        280,000
    Common stock issued for expenses                             50,000               -              -
    Common stock issued for acquisition of Highland
      Mining Inc.                                             6,800,000               -              -
    Convertible debenture issued for acquisition of
      Highland Mining Inc.                                    5,200,000               -              -
    Convertible debenture issued for finder's fees
      paid for acquisition of Highland Mining Inc.              771,120               -              -

                (See condensed notes to the financial statements)

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in its Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

To meet these objectives, the Company raised $2,400,000 pursuant to a non-brokered private placement of 48,000,000 shares of common stock at $0.05 per share. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Additionally, the Company has also consummated the partial acquisition of Highland Mining Inc. ("Highland"), which has certain rights or options to, or interests in 25 mineral properties (including Xietongmen Copper-Gold Property) in Tibet, China. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

Certain of the comparative figures have been reclassified to conform with the current period's presentation.


NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Fees - During the three months ended March 31, 2005, the Company incurred consulting fees of $54,726 (2004: $148,601) to certain directors and officers of the Company.

Due to related party of $2,453 is owing to a director and is unsecured, non-interest bearing and has no specific terms of repayment.

The Company has a consulting agreement with a director of the Company for his services at $3,000 per month until December 31, 2006. The Company has two consulting agreements with two officers of the Company for their consulting services at C$3,500 and C$6,000 per month until December 31, 2006 and January 12, 2007 respectively. The Company also has a consulting agreement with a geologist for his consulting services at C$3,200 per month until December 31, 2006.


NOTE 3 - INVESTMENT IN HIGHLAND MINING INC.

On November 5, 2004, the Company and Highland Shareholders entered into a Share Exchange Agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and a debenture convertible into 65,000,000 of the Company's common shares in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions hereafter set forth:

1. If Highland Shareholders are unable to enter into a binding agreement on a share purchase and sale transaction (the "Definitive Agreement") with Continental Minerals Corp. ("Continental"), a company listed on the Toronto Venture Exchange, to sell and transfer the other 50% of the issued and outstanding shares of Highland (the "Remaining Shares") to Continental on or before March 30, 2005 (the "Outside Date"), or if either or both Continental and Highland Shareholders decide to terminate the Definitive Agreement pursuant to the terms and conditions therein on or before the Outside Date, then unless Highland Shareholders and the Company otherwise agree, Highland Shareholders shall sell and transfer the Remaining Shares to the Company at a nominal price, pursuant to the same terms and conditions contained hereunder as applicable to the parties then.

2. Highland Shareholders have direct or indirect rights or options to, or interests in, (the rights, options and interests together are called ("Additional Rights")) 25 mineral prospects (including Xietongmen Copper-Gold Property) in Tibet, China (the "Additional Properties"), subject to terms and conditions and regulatory requirements attached to the Additional Rights. Highland Shareholders agreed to transfer and assign, or shall cause to be transferred and assigned, to the Company the Additional Rights for $1.00, subject to terms and conditions and regulatory requirements attached thereto, and terms and conditions herein.

The Company issued a convertible debenture for 9,639,000 common shares as finder's fee for the transaction.

Highland fully and legally owns Tianyuan Mineral Exploration Ltd. ("Tianyuan"), as a wholly owned foreign enterprise ("WOFE") registered in Tibet, China, incorporated pursuant to relevant Chinese laws and regulations, which holds an exploration license covering Xietongmen Copper-Gold Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China.

On December 23, 2004, Highland shareholders entered into an option agreement with Continental. Continental earned 50% interest of the issued and outstanding shares of Highland by agreement to pay $2,000,000 to Highland shareholders and investment of $3,000,000 and $2,000,000 by November 5, 2005 and November 5, 2006 respectively in Highland to fund the exploration of the Xietongmen Copper-Gold Property. Continental may earn a further 10% of the issued and outstanding shares of Highland, through the investment of an additional $3,000,000 by November 5, 2007 in Highland to fund exploration of the Xietongmen Copper-Gold Property.

Under the Shareholders Agreement dated December 23, 2004 between Continental, the Company and other related parties, Continental will manage Highland and Tianyuan during the option period. Once the option is exercised, further funding of Highland would be proportional to interests held in the project, with a proportionate reduction in the shareholdings of any shareholder which fails to match the funding of the others. If the other parties' shareholdings in Highland fall below 15%, those parties may elect to convert their holdings to an entitlement of 12.5% of the after pay-back profit of Highland.

The Company accounts for its investment in Highland on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

Original cost of 500,000 shares of
  Highland Mining, Inc.                                 $12,000,000
Equity in undistributed losses of
  investee company                                         (105,113)
                                                        ------------
Investment in equity                                    $11,894,887
                                                        ============

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                        $ 1,155
Computer equipment                       20,719
                                        -------
                                         21,874
Less:  accumulated depreciation          (6,882)
                                        --------
                                        $14,992
                                        ========


NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS

a. Common Stock

Investment in Highland Mining, Inc.

On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that owns prospecting permits and licenses on mineral prospects in Tibet, China. On November 5, 2004, the Company and Honglu shareholders mutually agreed to terminate the Agreement as the Tibet government had on August 10, 2004 rejected the application for approval of the Agreement with the Company. All of the shares issued pursuant to the agreement were subsequently canceled effective that same date.

Upon completion of the Definitive Agreement between the Highland Shareholders and Continental, the Highland Shareholders transferred a total of 50% of the outstanding and issued shares of Highland to the Company on December 28, 2004 and the Company issued 85,000,000 shares to the shareholders of Highland for the acquisition of 50% equity interest in Highland. The transaction was accounted for upon receipt of the shares of Highland in December 2004.

Private Placement

Upon the completion of the private placement for 48,000,000 units subscribed for at $0.05 per unit, the Company issued 48,000,000 units consisting of one common share and one non-transferable share purchase warrant (Series "E" Warrant) entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The Company also issued 3,360,000 shares as finders' fee for the transaction.

b. Stock Options

As of March 31, 2005, there are 6,000,000 stock options outstanding. No options were canceled, forfeited, or exercised during the three months ended March 31, 2005. The weighted average exercise price of the options outstanding and exercisable is $0.20 and the weighted average remaining contractual life is 0.36 years.

c. Stock Purchase Warrants

As of March 31, 2005, the Company has 15,849,625 Series "C" Warrants, 200,375 Series "D" Warrants and 48,000,000 Series "E" Warrants outstanding.

o Each Series "C" Warrant entitles the holder to purchase one additional share at $0.08 on or before September 30, 2004 or $0.25 on or before September 30, 2005, and will expire on September 30, 2005. Upon exercise of a Series "C" Warrant, the purchaser will receive an additional non-transferable Series "D" Warrant to purchase an additional share for $0.75 until September 30, 2006.
o Each Series "E" Warrant entitles the holder to purchase one additional share at $0.08 on or before March 14, 2006 or at $0.25 on or before March 14, 2007, and will expire on March 14, 2007.

During the three months ended March 31, 2005, 3,040,000 Series "B" Warrants were expired and no warrants were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with China NetTV Holdings Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2004 filed under Form 10-KSB.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

Valuation Of Long-Lived Assets - We review property, plant and equipment and other assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region could lead to impairment adjustments when identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.


PLAN OF OPERATION

The Company has had no revenues from operations since inception. The operations of the Company have been financed through private placements and loans from shareholders.

The Company intends to explore for copper, gold and other mineral deposits in Tibet and other areas of China in response to China's recent economic growth and increased demand for domestic production of metals.

Currently, China places fourth in the world wide production of copper but substantially falls short of its domestic requirements. The exploration of base and precious metal deposits in South Western China may present an opportunity to supply some of China's domestic requirements.

The majority of the Company's expenses for the three months ended March 31, 2005 primarily consisted of the following significant items: consulting fees, legal and professional fees, and rental expenses. Such fees were incurred in connection with efforts to co-ordinate with Continental Minerals Corp. ("Continental") on the work of Highland Mining Inc. ("Highland") and corporate maintenance. The expenses incurred in both 2005 and 2004 in the quarter were for general and administrative costs related to the Company's attempts to negotiate, analyze, and finance its business plan to act as a mineral exploration company in China, specifically Tibet. The Company incurred fewer expenses in 2005 than in 2004 in the period because it had negotiated an arrangement with Continental to own 50% of Highland Mining Inc. and Continental was advancing costs of analysis, data gathering, and exploration.

To date, we have not been profitable in any of our endeavors and we face all the risks common to companies in their early stages of development, including under-capitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe we will continue to incur losses for at least the next

12 months and will require additional cash to satisfy our operations. The Company's future funding requirements will depend on numerous factors, many of which are beyond our control.

Due to the "start up" nature of the Company's business, we expect to incur losses from exploration activities for at least the next twelve at an increased rate as no near term revenue production can be foreseen. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

CONCENTRATION OF CREDIT RISK.

The Company's operations are currently in Tibet and other areas of China. If the Company was unable to derive any revenues from its current business operations, it would have a significant, financially disruptive effect on the operations of the Company. Based on the current economic environment in China, the Company does not expect any material adverse impact to its business, financial condition and results of operations.

UPDATES ON MINERAL PROSPECTS

(a) Xietongmen Copper-Gold Prospects

The planned Phase 1 program encompasses 8,000 meters of drilling in approximately 26 holes. Four drills are currently running in the program. Drilling is focused in an area measuring approximately 250 meters by 300 meters to infill between and step out from the high-grade drill holes and cross cut. Drill holes are planned at 50 meters spacing to confirm the continuity, structural control and orientation of mineral occurrences. If successful, a more extensive second phase program is planned. Phase 2 drilling would step out at 100 meters spacing to expand the coverage to an area of 800 meters by 1,000 meters. Mark Rebagliati, P.Eng., a Qualified Person as defined under NI 43-101 Canadian Securities Regulation, is supervising the drilling program.

(b) Acquisition of new mineral prospects

On March 11, 2005, the Company acquired an additional 13 mineral prospects through an arrangement with Honglu Investment Holdings Inc. ("Honglu") and Honglu shareholders. The new mineral properties primarily represent copper-gold prospects. The Company has acquired the interests collectively known as Additional Rights by agreeing with the Honglu Shareholders to meet certain annual land payments and exploration / work commitments. The Company has increased its mineral exploration rights from 25 to 38 mineral prospects.

The prospects under review represent a broad array of precious/base metal and industrial mineral targets and are at various stages of exploration. The Company intends to analyze which prospects to retain in order to minimize upkeep expenditures. A first priority has been to select copper-gold/molybdenum targets that suggest porphyry style mineralization.

The Company is analyzing these prospects with a view to seeking an experienced and capable mining company as a joint venture partner. The joint venture would be formed with the intention of exploring, developing and bringing into production the selected prospects.

Liquidity and Working Capital

As of March 31, 2005, the Company had total current assets of $1,867,473 and total current liabilities of $19,026 resulting in a positive working capital of $1,848,447. For the three-month ended March 31, 2005, the Company received $1,200,000 from the proceeds from the issuance of 24,000,000 units of common stock subscribed for at $0.05 each. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants or options by the holders. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and exploration and identification of mineral prospects in the future. A total of 3,360,000 shares were issued as a finder's fee for the transaction.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

        o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer,
        o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
        o Boiler room" practices involving high pressure sales tactics and unrealistic price projections by

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

Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

China NetTV Holdings Inc. has only a limited and unprofitable operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development and with which the Company intends to operate, and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of March 31, 2005, there were approximately 193,596,575 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Political, Economic and Regulatory Risks in China

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

There are economic risks associated with doing business in China which could affect our operations. The Chinese economy has experienced significant growth in the past decade, but this growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that this growth will not continue to decrease or that the slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our ability to do business or sell minerals, if ever the Company produces, as a result of slowing domestic demand and deflation.

The regulation of the minerals industry in China may adversely affect our business. The China enacted regulations governing minerals extraction. Because many Chinese laws, regulations and legal requirements with regard to foreign investments in the minerals industry are relatively new and untested, their interpretation and enforcement by Chinese authorities may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result in many cases it is difficult to predict outcomes. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the minerals industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement, or the preemption of local regulations by national laws.

The restrictions on currency exchange could limit our ability to repatriate our revenues from China. Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi to western currencies. The government could refuse to allow the exchange, or could restrict the amount or volume of exchange. Because the majority of our future revenues may be in the form of Renminbi, any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if we ever have any. This restriction, if it occurs, may affect our ability to pay repatriate any profits in U.S. dollars or other acceptable currency.

A general economic downturn in China could adversely affect our business. In the last few years the general health of the economy, in China where we have conducted all of our operations to date, has been relatively strong and growing, a consequence of which has been increasing capital spending by individuals and growing companies to keep pace with rapid technological advances. To the extent the general economic health of China declines from recent levels, or to the extent individuals or companies fear a decline is imminent, these individuals and companies may reduce demand for minerals. Any decline or concern about an imminent decline could delay decisions among certain of our customers to purchase production if we ever have any or could delay decisions by our prospective customers to make initial commitments to purchase. Such downturn would have a material and adverse effect on our business, prospects, operating results and financial condition.

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


ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2005, the Company sold 24,000,000 shares of its common stock at $0.05 per share to institutional and accredited investors and issued 3,360,000 shares of common stock as a finders' fee. All sales of the shares were exempt from registration pursuant to Regulation S under the Securities Act because they were sold outside of the U.S. to non-U.S. residents as follows: a) 17,000,000 shares of common stock for cash at $0.05 on February 8, 2005; b) 5,000,000 shares of common stock for cash at $0.05 on March 10, 2005; and c) 2,000,000 shares of common stock for cash at $0.05 on March 14, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
31.1        Rule 13a-14(a) Certification of Chief Executive Officer
31.2        Rule 13a-14(a) Certification of Chief Financial Officer
32.1        18 U.S.C. Section 1350 Certifications of Chief Executive Officer
32.2        18 U.S.C. Section 1350 Certifications of Chief Financial Officer

REPORTS ON FORM 8-K

8-K filed January 28, 2005
8-K filed February 11, 2005

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHINA NETTV HOLDINGS INC.

Date: May 18, 2005                         By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Executive Officer (Principal
                                           Executive Officer)

Date: May 18, 2005                         By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Financial Officer (Principal
                                           Financial Officer)