Form 10KSB/A
period 2004-12-31
CHINA NETTV HOLDINGS INC
filed 2005-05-27
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A

                                  AMENDMENT #1



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


Additionally, there were no changes in the Company's internal controls or in other factors that could affect these controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.



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

                                    Part IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits


	    Exhibit 10.1 Option Agreement
	    Exhibit 10.2 Shareholder Agreement
            Exhibit 31 - Sarbanes Oxley Certification
            Exhibit 32 - Sarbanes Oxley Certification


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


Date:    May 27, 2005                       CHINA NETTV HOLDINGS INC.

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



/s/ Anthony Garson               President and Director      May 27, 2005

-------------------------
Anthony Garson

/s/ Maurice Tsakok                Secretary and Director     May 27, 2005

-------------------------
Maurice Tsakok


/s/ Jie Yang                      Vice President & Director  May 27, 2005
-------------------------
Jie Yang


/s/ Zhi Wang                       Director & Chairman       May 27, 2005
-------------------------
Zhi Wang

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


/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 25, 2005



                                            CHINA NETTV HOLDINGS INC.
                                          (A Development Stage Company)
                                                  BALANCE SHEET
                                                DECEMBER 31, 2004

Stated in U.S. dollars
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                                $             900,309
   Prepaid expenses and other current assets                                                                2,287
   Prepaid expenses - related party                                                                           831
                                                                                             ---------------------
Total Current Assets                                                                                      903,427

Investment in Highland Mining Inc. (Note 2)                                                            12,000,000

Fixed assets, net (Note 3)                                                                                  9,058

                                                                                             ---------------------
Total Assets                                                                                $          12,912,485
                                                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                                    $              47,082
   Promissory note payable - related party (Note 4)                                                       100,000
   Due to related parties                                                                                   2,453
                                                                                             ---------------------
Total current liabilities                                                                                 149,535
                                                                                             ---------------------

Commitments and contingencies (Note 9)                                                                          -

Stockholders' Equity
   Common stock : $0.001 par value, authorized: 200,000,000
       Issued and outstanding: 142,236,575 shares                                                         142,236
   Additional paid-in capital                                                                           8,771,207
   Convertible Debentures (Note 2)                                                                      5,971,120
   Common stock subscription received (Note 8)                                                          1,200,000
   Accumulated deficit during the development stage                                                   (3,321,613)
                                                                                             ---------------------
Total Stockholders' Equity                                                                             12,762,950
                                                                                             ---------------------

Total Liabilities and Stockholders' Equity                                                  $          12,912,485
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


NOTE 2 - INVESTMENT IN HIGHLAND MINING INC.

On November 5, 2004, the Company and shareholders of Highland Mining Inc. ("Highland") entered into a binding share exchange agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and a debenture convertible into 65,000,000 of the Company's common shares in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions as hereinafter set forth:


1. If Highland Shareholders are unable to enter into a binding agreement on a share purchase and sale transaction (the "Definitive Agreement") with Continental Minerals Corporation ("Continental", assignee of the option agreement with Hunter Dickinson, Inc. and a company listed on the Toronto Venture Exchange) To sell and transfer the other 50% of the issued and out-standing shares of Highland (the "Remaining Shares") to Continental on or before March 30, 2005 (the "Outside Date"), or if either or both Continen-tal and Highland Shareholders decide to terminate the Definitive Agreement pursuant to the terms and conditions therein on or before the Outside Date, then unless Highland Shareholders and the Company otherwise agree, Highland Shareholders shall sell and transfer the Remaining Shares to the Company at a nominal price, pursuant to the same terms and conditions contained here-under as applicable to the parties then.

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

Highland, a British Virgin Islands company, fully owns Tianyuan Mineral Exploration Ltd. ("Tianyuan"), a private Chinese corporation, as a wholly owned foreign enterprise ("WOFE") registered in Tibet, China, incorporated pursuant to relevant Chinese laws and regulations, which holds an exploration license covering Xietongmen Copper-Gold Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China.

In November 2004, the Highland shareholders signed a formal agreement (the "Preliminary Option Agreement") with Continental, whereby Continental has an option to purchase 50% of the shares of Highland through payment of $2,000,000 to the Highland shareholders and funding Highland a further $5,000,000 of exploration expenses on the Xietongmen Property. Of this, exploration expenditures of $3,000,000 are to be fundged by November 2005 with a further $2 million of exploration expenditures to be funded by November 2006. Cotinental may acquire a further 10% of the issued and outstanding shares of Highland by funding an additional $3,000,000 (by 2007) for exploration expenditures on the Xietongmen Property. The Formal Agreement was finalized in December 2004.

Under a Shareholders Agreement dated December 23, 2004 between Continental, the Company and other related parties, Continental will manage Highland and Tianyuan during the option period. Once the option is exercised and the first $8,000,000 in exploration expenses is funded, further funding of Highland would be proportional to interests held in the project, with a proportionate reduction in the shareholdings of any shareholder which fails to match the funding of the others. If the other parties' shareholdings in Highland fall below 15%, those parties may elect to convert their holdings to an entitlement of 12.5% of the after pay-back profit of Highland.

Upon consummation of the Definitive Agreement between the Highland Shareholders and Continental on December 28, 2004, the Highland Shareholders transferred a total of 50% of the outstanding and issued shares of Highland to the Company in exchange for 85,000,000 shares of the Companys common stock. The Company issued a convertible debenture for 9,639,000 common shares as finder's fee for the transaction. At the Company's option, at any time within 90 days of the date of the debenture (November 5, 2004), it can send a notice to the holder indicating its intention to pay the holder a cash payment in lieu of shares on the basis of $0.25 per share.

The financial statements for the year ended December 31, 2004 do not include any post-acquisition income or loss of Highland as the transactions of Highland occurring from December 28, 2004 to December 31, 2004 were immaterial.


Cost of investment in Highland Mining, Inc.                    $  12,000,000
                                                                ============

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

Office and computer equipment                                  $      14,207
Less : accumulated depreciation                                       (5,149)
                                                               ---------------
                                                               $       9,058
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

Share Exchange Agreement - On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that owns prospecting permits and licenses on mineral prospects in Tibet, China. On November 5, 2004, the Company and Honglu shareholders mutually agreed to terminate the Agreement as the Tibet government had on August 10, 2004, rejected the application for approval of the Agreement with the Company. All of the shares issued in relation to the Agreement were returned to the Company and cancelled effective this same date. (See Note 2)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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