Form 10KSB/A
period 2004-12-31
CHINA NETTV HOLDINGS INC
filed 2005-11-15
CIK 1080759

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
                            -------------------------
        (Exact name of small business issuer as specified in its charter)



             Nevada                                     98-02031-70
             ------                                     -----------
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)


    Suite 536, World Trade Centre, 999 Canada Place, Vancouver, B.C. V6C 3E2
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 641-1366
                           (Issuer's telephone number)

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

EXPLANATORY NOTE

China NetTV Holdings Inc. is filing this Form 10-KSB/A-2 to its Annual Report on Form 10-KSB for the year ended December 31, 2004, as originally filed with the SEC on March 17, 2005, for the following purposes:

   o Restating the valuation of the Company's Investment in Highland Mining Inc. ("Highland") due to an error in the calculation of the valuation of securities issued in connection with the consummation of the Share Exchange Agreement with Highland during 2004. The Company originally recorded the investment at the fair market value of the securities issued at the date of the exchange, as determined by published quoted market prices. However, the Company has since determined that the transaction should have been valued at the historical cost basis incurred by the founding shareholders of Highland, who became the major shareholders of the Company after the exchange, because the exchange occurred between entities under common control. The net effect of error in valuation was a decrease in total assets and total stockholders' equity by $11,200,000. There was no effect on previously reported net loss and net loss per share amounts. See Note 2 to the Financial Statements.

   o Restating the fair value of the agreement to issue 9,639,000 shares as an expense item as the finder was an outsider. The Company originally recorded the amount as a reduction in additional paid-in capital. The net effect of the error was an increase in loss of $771,120 and loss per share by $0.01. See Note 2 to the Financial Statements.

   o Correcting the date of inception of the development stage from September 15, 1998, the date of incorporation, to July 1, 2003, the date the company entered into the development stage, including revisions to the financial statements to reflect such.

   o Updating Note 10 of the Notes to the Financial Statements to disclose the impact of the Company's contractual arrangements to issue stock for those contracts that could require the Company to obtain shareholder approval to increase its authorized share capital to satisfy its obligations under those arrangements.

   o Revising the Company's disclosures under Item 8a "Controls and Procedures" to comply with Item 308 (c) of Regulation S-B.

   o Including a copy of a material agreement to issue common stock as an exhibit as required by Regulation S-B, Item 601. (Exhibit 10.3)

As a result of this amendment, China NetTV Holdings Inc. is filing as exhibits to this Form 10-KSB/A-2 the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                            CHINA NETTV HOLDINGS INC.
                                 FORM 10-KSB/A-2


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

CURRENT BUSINESS

On November 5, 2004, the Company and shareholders of Highland Mining Inc. ("Highland") entered into a Share Exchange Agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and an agreement to issue common stock for issuance of 65,000,000 of the Company's common shares (to be issued after the increase of authorized common stock of the Company to be approved in the coming Annual General Meeting) in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions hereafter set forth:

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

The Company agreed to pay a finder's fee in the form of an agreement to issue common stock for issuance of 9,639,000 common shares of the Company upon completion of the share exchange and the increase of authorized common stock of the Company to be approved in the coming Annual General Meeting.

On November 9, 2004, Highland shareholders entered into an option agreement with Continental Minerals Corp. ("Continental") ( a Hunter Dickinson, Inc. group company). Continental obtained an option to acquire 50% of the issued and outstanding shares of Highland through payment of $2,000,000 to Highland shareholders and investment of $5,000,000 in Highland to fund the exploration of the Xietongmen Copper-Gold Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China. Continental may acquire a further 10% of the issued and outstanding shares of Highland, through the investment of $3,000,000 in Highland to fund exploration of the Xietongmen Copper-Gold Property, in the event of its doing so, the Company's shareholdings in Highland will be reduced to 40%. The preliminary option agreement is subject to a feasibility study by Continental and customary title matters, permits, and approvals.

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

Among the mineral properties, several exhibit copper, copper/gold, and copper/molybdenum mineralization. Since its private placement in January of 2005 has given it current working capital and liquidity, The Company intends to investigate and rank these properties in order to plan a comprehensive exploration program and joint venture/financial arrangement in the next year. The company raised $2.4 million in private placement to meet its working capital requirements.

In November 2004, the terms of the original Agreement had to be modified whereby under the terms of the Property Option Agreement, Continental has acquired options to purchase 50% or 60% of the shares of Highland Mining Inc. ("Highland"). Under this Agreement, Continental will pay $2 million ($1.2 million on receiving regulatory approval and the balance $0.80 million after a year of the agreement date) to the original shareholders of Highland and $5 million investment in Highland to fund exploration of the property. Of this, prospect expenditures of $3 million must be funded by November 9, 2005 with a further $2 million of prospect expenditures funded by November 9, 2006. Continental can then increase its interest in Highland to 60% within the following year through investment of an additional $3 million in Highland to fund the exploration. In the event that Continental exercises its options to acquire the additional 10% shareholding of Highland, the Company's shareholding will be reduced to 40%.

The Xietongmen joint venture agreement is the first venture. Concurrently, the Company is reviewing and prioritizing the other 24 mineral prospects with a view to forming similar joint venture/financial arrangements. The prospects under review represent a broad array of precious/base metal and industrial mineral targets. The Company holds, through original Highland shareholders, a 65% interest in each of these properties except for three properties in which the Company retains a 100% interest.

Continental assembled its exploration team, and, with the drilling contractor visited the Xietongmen Copper-Gold property in December 2004. Subsequently, Continental made preparation for a Phase I, 25-hole drilling program, comprising 8,000 meters to commence during the first quarter of 2005. This program is on target.

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

50,000 and 2,940,000 Series A warrants were exercised at $0.10 each on January 6, 2004 and January 27, 2004 respectively.

On October 1, 2004, 200,375 Series C warrants were exercised at $0.08 each.

March 11, 2005, the Company completed a non-brokered private placement for 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Each unit will consist of one common share and one non-transferable share purchase warrant "E" entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and acquiring mining properties in the future. A 7% finder's fee will be paid in shares.

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

The majority of the Company's expenses for the year ended December 31, 2004 have consisted of the following major expenses: consulting fees, legal and professional fees, and travel and promotion expenses. Such fees were incurred in connection with efforts to consummate the acquisition of Honglu, negotiating an Option Agreement with Continental Minerals Corporation (a Hunter Dickinson, Inc. group company), and the subsequent acquisition of 50% interest in Highland.

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

Results of Operations

The Company has had no operations during the fiscal year ended December 31, 2004. The Company generated no revenue and incurred expenses of $1,055,134 stemming from general, administrative and consulting expenditures related to its negotiations to acquire mineral prospects in China as compared to $698,044 for the same period of last year. The increase was mainly due to the increased expenses incurred including (i) consulting fees paid to the directors and consultants for their services and (ii) legal fees incurred.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of December 31, 2004, there were approximately 142,236,575 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

POLITICAL, ECONOMIC AND REGULATORY RISKS IN CHINA

THERE ARE ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA WHICH COULD AFFECT OUR OPERATIONS

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

REGULATION OF THE MINERALS INDUSTRY IN CHINA MAY ADVERSELY AFFECT OUR BUSINESS

In China enacted regulations governing minerals extraction. Because many Chinese laws, regulations and legal requirements with regard to foreign investments in the minerals industry are relatively new and untested, their interpretation and enforcement by Chinese authorities may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result in many cases it is difficult to predict outcomes. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the minerals industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement, or the preemption of local regulations by national laws.

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

A GENERAL ECONOMIC DOWNTURN IN CHINA COULD ADVERSELY AFFECT OUR BUSINESS

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

ITEM 7 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 7A - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles, except modified to include a paragraph discussing the entity's ability to continue as a going concern.

Item 8A. CONTROLS AND PROCEDURES

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

Zhi Wang, Chairman, Director

Zhi  completed  diploma in business  administration  at China Radio & Television
University   ("CRTVU")  in  1984  and  pursued   further   studies  in  business
administration under an exchange program in Australia 1988.

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

Anthony Garson, Vice-Chairman, President and Director

Anthony obtained a B.Sc. in Earth Science in 1969 from University of Waterloo, Ontario. He received a MBA from University of Toronto, Ontario in 1983.

He began his career with the Ontario Department of Mines and subsequently with Derry, Michener and Booth, a geological consulting firm in Toronto. For the past 30 years, Mr. Garson has been extensively involved in the brokerage industry having served as a Mines & Metals Analyst. Previous positions include: Mines and Metals analyst, Equities Investment Division of Bank of Nova Scotia, Toronto (1975-80); Vice President and Senior Mining Analyst for Canadian operations of Dean Witter Reynolds (Canada) Ltd. (1981-85); and Vice-President and Senior Mining Analyst of Canaccord Capital (1990-1993); London, England.

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

EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to December 31, 2004 to each of its executive officers:


                                        SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                        Annual Compensation                           Long Term Compensation
                       ------------------------------------------------------    ---------------------------------
     Name and                                                Other Annual           Restricted
     Principal                                               Compensation         Stock Options/     Securities
     Position           Year   Salary ($)     Bonus ($)       Awards ($)               SARs          Underlying

    Ronald Xie,         2004   -                  30,000             57,600      -                   9,639,000

President/Director      2003   -                  20,000             60,000      -                  -

   (resigned on         2002   -            -              -                     -                  -
  Nov. 03, 2004)


  Anthony Garson        2004   -            -                        38,714      1,000,000          -

President/Director      2003   -            -                        12,089      -                  -

                        2002   -            -              -                     -                  -


     Jie Yang           2004   -                  10,000             48,043      -                  2,350,000

  Vice President/       2003   -                  10,000             30,000      -

     Director           2002   -            -              -                     -


  Maurice Tsakok        2004   -            -                        38,520       750,000           -

    Secretary/          2003   -            -                        19,260      -                  -

     Director           2002   -            -              -                     -                  -


     Gary Gui           2004   -            -                        39,677      -                  -

  Vice President        2003   -            -                        11,754      -                  -

                        2002   -            -              -                     -                  -




 Ernest Cheung        2004   -            -              -              1,500,000      -

President/Director      2003   -            -              -              -              -
(resigned on July 4,
       2003)            2002   -            -              -              -              -


   Marc Hung            2004   -            -              -              -              -

Director                2003   -            -              -              -              -
(resigned on July 4,
       2003)            2002   -            -              -               500,000       -



The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2004.


                                        DIRECTORS' COMPENSATION

                             Annual Compensation                      Security Grants
                     -------------------------------------    ---------------------------------
   Name and            Annual                Consulting           Number           Number
   Principal          Retainer    Meeting    Fees/Other             of         of Underlying
   Position           Fees ($)   Fees ($)     Fees ($)            Shares        Options/SARs

  Ronald Xie,            -       -          -                 -               -
 (resigned on
 May 4, 2004)


Anthony Garson           -       -          -                 -               1,000,000


   Jie Yang              -       -          -                 -               2,350,000


   Zhi Wang              -       -          39,000            -               9,400,000


Maurice Tsakok           -       -          -                 -                 750,000

Ernest Cheung
(resigned on July 4,

2003)                    -       -          -                 -               1,500,000

Marc Hung
(resigned on July 4,
2003)                    -       -          -                 -                 500,000

Loong Keng Lim           -       -          -                 -               -
 (resigned on
March 30, 2004)


The Company has made no Long Term Compensation payouts (LTIP or other) in the past year.

                                                       Amount of
  Title of           Name and Address of               Beneficial     Percent of
    Class              Beneficial Owner                 Interest        Class


Common         Zhi Wang                                10,600,000          7.45%
               116 - 2205 Bridgeport Parkway
               CA USA 94404


Common         Richco Investors Inc.                   15,000,000         10.55%
               Suite 900 - 789 West Pender Street
               Vancouver, B.C., V6C 1H2



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

                                                       Amount of
  Title of           Name and Address of               Beneficial     Percent of
    Class              Beneficial Owner                 Interest        Class

Common         Zhi Wang                                10,600,000          7.45%
               116 - 2205 Bridgeport Parkway
               CA USA 94404


Common         Richco Investors Inc.                   15,000,000         10.55%
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
             Suite 900 - 789 West Pender Street
             Vancouver, B.C., V6C 1H2

             Options for 750,000 shares (including
             Beneficial ownership through Gemsco
             Management LTD.)

Common       Gary Gui                                            -        0.00%
             Suite 536, World Trade Centre
             999 Canada Place, Vancouver,
             B.C., V6C 3E2


Common       Zhi Wang                                   10,600,000        7.45%
             116 - 2205 Bridgeport Parkway
             CA USA 94404



Total as a group  15,000,000  10.55%.  If all options are  exercised  15,500,000
10.90%

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

                                     Part IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit 10.1 Option Agreement
Exhibit 10.2 Shareholder Agreement
Exhibit 10.3 Agreement to Issue Common Stock
Exhibit 31 - Sarbanes Oxley Certification
Exhibit 32 - Sarbanes Oxley Certification

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

Audit-Related Fees - The Company paid Clancy and Co. $15,000 for audit related fees.

Tax Fees - The Company paid Clancy and Co. $5,600 for tax returns.

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

Date:    November 10, 2005                  CHINA NETTV HOLDINGS INC.

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



/s/ Anthony Garson             President and Director   November 10, 2005

-------------------------
Anthony Garson

/s/ Maurice Tsakok              Secretary and Director  November 11, 2005

-------------------------
Maurice Tsakok


/s/ Jie Yang                   Vice President & Director November 11, 2005
-------------------------
Jie Yang

/s/ Zhi Wang                       Director & Chairman   November 11, 2005
-------------------------
Zhi Wang

                            CHINA NETTV HOLDINGS INC.
                          INDEX TO FINANCIAL STATEMENTS



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

Statement of Cash Flows................................................F-7 - F-8

Notes to the Financial Statements.....................................F-9 - F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China NetTV Holdings Inc.

We have audited the balance sheet of China NetTV Holdings Inc. (a development stage company) (a Nevada corporation) as of December 31, 2004, and the related statement of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003, and the cumulative amounts from inception of the development stage (July 1, 2003) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China NetTV Holdings Inc. at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the cumulative amounts from inception of the development stage to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the December 31, 2004, financial statements have been restated.

As discussed in Note 1 to the financial statements, the Company entered the development stage in July 1, 2003, and has incurred significant losses both prior to and during the development stage resulting in a significant accumulated deficit. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

February 25, 2005, except for Note 2 and Note 10, as to which the date is as of October 5, 2005 and October 11, 2005, respectively


                                            CHINA NETTV HOLDINGS INC.
                                          (A Development Stage Company)
                                                  BALANCE SHEET
                                                DECEMBER 31, 2004

Stated in U.S. dollars
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                             (Restated)
Current Assets
   Cash and cash equivalents                                                                $             900,309
   Prepaid expenses and other current assets                                                                2,287
   Prepaid expenses - related party                                                                           831
                                                                                             ---------------------
Total Current Assets                                                                                      903,427

Investment - at equity  (Note 2)                                                                          800,000

Fixed assets, net (Note 3)                                                                                  9,058

                                                                                             ---------------------
Total Assets                                                                                $           1,712,485
                                                                                             =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                                    $              47,082
   Promissory note payable - related party (Note 4)                                                       100,000
   Due to related parties                                                                                   2,453
                                                                                             ---------------------
Total current liabilities                                                                                 149,535
                                                                                             ---------------------


Commitments and contingencies (Notes 2, 9 and 10)                                                                          -

Stockholders' Equity
   Common stock : $0.001 par value, authorized: 200,000,000
       Issued and outstanding: 142,236,575 shares                                                         142,236
   Additional paid-in capital                                                                           3,542,327
   Common stock subscription received (Note 8)                                                          1,200,000
   Agreement to issue common stock for acquisition cost (65,000,000 shares) (Note 2)                         -
   Agreement to issue common stock for finder's fee (9,639,000 shares) (Note 2)                         771,120
   Accumulated deficit prior to the development stage                                                  (1,554,790)
   Accumulated deficit during the development stage                                                    (2,537,943)
                                                                                             ---------------------
Total Stockholders' Equity                                                                              1,562,950
                                                                                             ---------------------

Total Liabilities and Stockholders' Equity                                                  $           1,712,485
                                                                                             =====================
                 The accompanying notes are an integral part of these financial statements.
                                                       F-2


                           CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                             STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION (JULY 1, 2003)
                           TO DECEMBER 31, 2004

                                                                  Cumulative
Stated in U.S. dollars                                          From Inception              2004                 2003
                                                                   (Restated)          (Restated)
------------------------------------------------------------------------------------------------------------------------
Revenues                                                            $        -        $         -          $         -

General and administrative expenses                                  1,744,695          1,055,134              698,044
Finder's fee                                                           771,120            771,120                    -
                                                            ------------------------------------------------------------
Operating loss                                                      (2,515,815)        (1,826,254)            (698,044)

Other expenses
   Interest income                                                          62                 62                   -
   Accounts payable written off                                          3,453              3,453                   -
   Loss on disposal of fixed assets                                    (16,009)           (16,009)                   -
   Interest expense                                                     (9,634)            (6,078)             (10,048)
                                                              ------------------------------------------------------------
Total other expenses                                                   (22,128)           (18,572)             (10,048)
                                                            ------------------------------------------------------------
Provision for income taxes                                                   -                  -                    -
                                                           ------------------------------------------------------------
Net loss available to common stockholders                        $  (2,537,943)    $   (1,844,826)       $    (708,092)

Net loss incurred prior to the development stage (Restated)                  -                  -       $
(14,975)
Net loss incurred during the development stage (Restated)        $  (2,537,943)    $   (1,844,826)       $    (693,117)
                                                            -----------------------------------------------------------
                                                            ============================================================
Basic and diluted loss per share                                                     $      (0.03)        $      (0.02)
                                                                               =========================================
Weighted average common shares outstanding (Restated)                                  57,805,857           43,058,972
                                                                               =========================================

                      The accompanying notes are an integral part of these financial statements.
                                                                F-3



                                                         CHINA NETTV HOLDINGS INC.
                                                       (a Development Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FROM INCEPTION (JULY 1, 2003) TO DECEMBER 31, 2004

                                                                                     Accumulated   Accumulated
                                                                                     Deficit       Deficit       Agreement
                                               Common     Additional   Common stock  prior to      during         to issue
                                   Common      Stock at     Paid-In    Subscription  development   development    common
Stated in U.S. dollars             shares      Par Value    Capital     Received      stage         stage          stock      Total
                                   (Restated)  (Restated) (Restated)                (Restated)     (Restated)  (Restated)(Restated)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2003 (inception)  37,446,200    $37,446  $1,364,802          $ -   $(1,554,790)         $  -       -    $(152,542)
Issuance of common stock into
  escrow for acquisition costs on
  July 23, 2003                    97,700,000     97,700     (97,700)           -           -               -       -             -
Issuance of common stock for
  acquisition costs on July 23,
  2003 - related party              6,839,000      6,839     (6,839)            -           -               -       -             -
Comprehensive loss:
   Net loss, two months ended
   August 31, 2003                          -          -           -            -           -         (312,248)     -     (312,248)
Compensation cost - stock options           -          -     210,000            -           -               -       -
(210,000)
                                  -------------------------------------------------------------------------------------------------
Balance, August 31, 2003          141,985,200    141,985   1,470,263            -    (1,554,790)      (312,248)     -     (254,790)



                      The accompanying notes are an integral part of these financial statements.

                                                        F-4


                                                         CHINA NETTV HOLDINGS INC.
                                                       (a Development Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FROM INCEPTION (July 1, 2003) TO DECEMBER 31, 2004

                                                                                         Accumulated  Accumulated
                                                                                       Deficit      Deficit      Agreement
                                                 Common     Additional   Common stock  prior to     during        to issue
                                    Common      Stock at     Paid-In     Subscription  development  development    common
Stated in U.S. dollars              Shares      Par Value    Capital     Received      stage        stage           stock     Total
                                    (Restated)  (Restated)  (Restated)                (Restated)   (Restated)   (Restated)(Restated)
------------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash
    $0.06 on October 29, 2003        15,000,000    15,000     885,000            -            -            -         -       900,000
Issuance of common stock for 7%
    finders fee for shares issued
    on October 29, 2003               1,050,000     1,050     (1,050)            -            -            -         -             -
Exercise of Series A stock purchase
    warrants @ $0.10 on December
    11, 2003                             50,000        50       4,950            -            -            -         -         5,000
Exercise of Series B stock purchase
    warrants @ $0.15 on December
    23, 2003                            250,000       250      37,250            -            -            -          -       37,500
Exercise of Series A stock purchase
    warrants @ $0.10 on December
    23, 2003                            250,000       250      24,750            -            -            -          -       25,000
Compensation cost - stock options             -         -      10,000            -            -            -          -       10,000
Comprehensive loss:
   Net loss, four months ended
    December 31, 2003                         -         -           -            -            -       (380,869)       -    (380,869)
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 2003          158,585,200   158,885   2,431,163            -     (1,554,790)    (693,117)       -     341,841
Exercise of Series A stock purchase
    warrants at $0.10 per share on
    January 6, 2004                      50,000        50       4,950            -            -             -         -       5,000
Exercise of Series A stock purchase



                                                         CHINA NETTV HOLDINGS INC.
                                                       (a Development Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FROM INCEPTION (July 1, 2003) TO DECEMBER 31, 2004

                                                                                         Accumulated  Accumulated
                                                                                         Deficit      Deficit      Agreement
                                                   Common     Additional   Common stock  prior to     during       to issue
                                      Common      Stock at     Paid-In     Subscription  development  development   common
Stated in U.S. dollars                Shares      Par Value    Capital     Received      stage        stage         stock      Total
                                     (Restated)    (Restated)  (Restated)              (Restated)  (Restated)  (Restated) (Restated)
------------------------------------------------------------------------------------------------------------------------------------

  warrants at $0.10 per share on
  January 27, 2004                    2,940,000     2,940     291,060            -             -            -         -     294,000
Issuance of common stock into
  escrow for acquisition of
  mineral property on April 15,
  2004                               32,000,000    32,000     (32,000)           -             -            -          -         -
Issuance of common stock for legal
  services at $0.10 per share on
  April 28, 2004 - related party      2,800,000     2,800     277,200            -             -            -          -    280,000
Exercise of Series C stock purchase
  warrants at $0.08 per share on
  October 1, 2004                       200,375       200      15,830            -             -            -          -     16,030
Cancellation of common stock issued
  in escrow for acquisition costs
  (97,700,000 Shares), finder's
  fee (6,839,000 Shares) on July
  23, 2003 And legal costs
  (2,800,000 shares) on April 28,
  2004                             (139,339,000) (139,339)   (140,661)           -             -            -          -   (280,000)
Issuance of common stock for the
  partial acquisition of Highland
  Mining Inc. at historical cost
  on December 28, 2004
  (85,000,000 shares)                85,000,000    85,000     715,000            -             -            -          -    800,000

                      The accompanying notes are an integral part of these financial statements.

                                                        F-5





                                                        CHINA NETTV HOLDINGS INC.
                                                       (a Development Stage Company)
                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    FROM INCEPTION (July 1, 2003) TO DECEMBER 31, 2004

                                                                                        Accumulated  Accumulated
                                                                                        Deficit      Deficit     Agreement
                                                 Common      Additional  Common stock   prior to     during      to issue
                                    Common      Stock at      Paid-In    Subscription   development  development  common
Stated in U.S. dollars              Shares      Par Value     Capital    Received       stage        stage         stock       Total
                                    (Restated)  (Restated)   (Restated)               (Restated)   (Restated)   (Restated)(Restated)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Agreement To Issue
 Common
   Stock (65,000,000 shares) for
   acquisition of Highland Mining,
   Inc.                                    -         -           -               -           -             -            -          -

Issuance of agreement to issue
 common
   stock for finder's fee on acqui-
   sition of Highland Mining Inc.
   for 9,639,000 shares at $0.08
   per share on December 28, 2004          -         -           -               -           -             -      771,120          -

   Legal fees incurred for issuance
   of common stock on December 28,
   2004 in connection with the
   partial acquisition of Highland
   Mining Inc.                              -        -     (20,215)              -           -             -            -   (20,215)

Subscription received on December
  31, 2004 for private placement
  of 24,000,000 shares at $0.05            -        -           -       1,200,000           -             -            -   1,200,000
Comprehensive loss:
  Net loss, year ended December
  31, 2004                                 -        -           -             -             -     (1,844,826)          - (1,844,826)
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 2004         142,236,575  $142,236  $3,542,327   $1,200,000  $(1,554,790)  $(2,537,943)   $771,120 $1,562,950
====================================================================================================================================

                      The accompanying notes are an integral part of these financial statements.

                                                        F-6



                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION (JULY 1, 2003)
                             TO DECEMBER 31, 2004

                                                                      Cumulative
Stated in U.S. dollars                                              from inception           2004                2003
                                                                      (Restated)            (Restated)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                            $   (2,537,943)     $   (1,844,826)      $    (708,092)
  Adjustments to reconcile net loss to net cash
        used in operating activities
    Depreciation                                                               17,624              13,004               4,620
     Compensation cost - stock options                                         220,000                                 220,000
     Common stock issued for expenses                                          771,120            771,120                    -
    Accounts payable written off                                              (3,453)             (3,453)                   -
   Loss on disposal of fixed assets                                            16,009              16,009                   -
    Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses                                  (2,287)             (1,593)               (694)
     (Increase) decrease in prepaid expenses - related party                    (831)              28,154            (28,985)
     (Increase) decrease in security deposit                                        -               6,128             (6,128)
      Increase (decrease) in accounts payable and accrued
      expenses                                                               (16,323)            (24,439)               4,939
      Increase (decrease) in accrued expenses - related party                       -            (78,000)              78,000
                                                                 -------------------------------------------------------------
  Net cash flows used in operating activities                             (1,536,084)         (1,117,896)           (436,340)

Cash flows from investing activities
    Capital expenditures                                                     (45,269)             (2,061)            (43,208)
    Proceeds from disposal of fixed assets                                    44,525              44,525                   -
                                                                 -------------------------------------------------------------
  Net cash flows used in investing activities                                   (744)             42,464             (43,208)

Cash flows from financing activities
    Advances (repayments) - amounts due from related parties                 (93,540)           (100,018)             24,263
    Principal payments - installment loans payable                           (52,230)            (50,130)             (2,100)
    Cash received under promissory note payable - related party              100,000             100,000                   -
    Proceeds from the issuance of common stock                             1,282,530             315,030             967,500
    Proceeds from subscription received                                    1,200,000           1,200,000                   -
                                                                 -------------------------------------------------------------
  Net cash flows provided by financing activities                          2,436,760           1,464,882             989,663
                                                                 -------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             899,932             389,450             510,115
Cash and cash equivalents - beginning of period                                  377             510,859                 744
                                                                 -------------------------------------------------------------
Cash and cash equivalents - end of period                               $    900,309       $     900,309       $     510,859
                                                                 =============================================================

Supplemental information Cash paid for:
    Interest                                                             $      6,239       $       6,078         $       343
                                                                 =============================================================
    Income taxes                                                                    -                   -                   -
                                                                 =============================================================

                      The accompanying notes are an integral part of these financial statements.

                                                        F-7



                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND
                        CUMULATIVE AMOUNTS FROM INCEPTION (JULY 1, 2003)
                           TO DECEMBER 31, 2004

                                                                      Cumulative
Stated in U.S. dollars                                              from inception               2004               2003
                                                                      (Restated)             (Restated)
------------------------------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
    Common stock issued for acquisition of Highland Mining Inc.        $      800,000      $      800,000                   -
                                                                 =============================================================
    Agreement To Issue Common Stock issued for acquisition of Highland
         Mining Inc.                                                   $            -      $            -                   -
                                                                 =============================================================
    Agreement To Issue Common Stock issued for finder's fee paid for
         acquisition of Highland Mining Inc.                            $     771,120      $      771,120                   -
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

The Company was originally organized for the purpose of marketing retail specialty coffee. The Company later changed its business direction to the operations of digital technology in May 2000 and then to the acquisition of interests in mineral properties on or about July 1, 2003 (See Notes 2 and 8), at which date the Company entered the development stage. On December 1, 2003, the Company changed its fiscal year end from August 31 to December 31.

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

Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


                                                            2004         2003
                                                        ------------  ----------

Net loss
    As reported                                         $1,844,826   $  708,092
    Stock-based employee compensation cost, net of tax           -      576,467
                                                        ------------ -----------
    Pro forma                                           $1,844,826   $1,284,559
                                                        ============ ===========

Loss per share
    As reported                                         $     0.03   $     0.02
                                                        ============ ===========
    Pro forma                                           $     0.03   $     0.03
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

NOTE 2 - INVESTMENT IN HIGHLAND MINING INC.  / CORRECTION OF ERROR - RESTATEMENT

Background of transaction

On November 5, 2004, the Company and shareholders of Highland Mining Inc. ("Highland") entered into a binding share exchange agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and an agreement to issue common stock for issuance of 65,000,000 of the Company's common shares (after the increase of authorized common stock of the Company to be approved in the coming Annual General Meeting) in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions as hereinafter set forth:

1. If Highland Shareholders are unable to enter into a binding agreement on a share purchase and sale transaction (the "Definitive Agreement") with Continental Minerals Corporation ("Continental", assignee of the option agreement with Hunter Dickinson, Inc. and a company listed on the Toronto Venture Exchange) to sell and transfer the other 50% of the issued and outstanding shares of Highland (the "Remaining Shares") to Continental on or before March 30, 2005 (the "Outside Date"), or if either or both Continental and Highland Shareholders decide to terminate the Definitive Agreement pursuant to the terms and conditions therein on or before the Outside Date, then unless Highland Shareholders and the Company otherwise agree, Highland Shareholders shall sell and transfer the Remaining Shares to the Company at a nominal price, pursuant to the same terms and conditions contained hereunder as applicable to the parties then.

2. Highland Shareholders have direct or indirect rights or options to, or interests in, (the rights, options and interests together are called "Additional Rights") 25 mineral properties (including Xietongmen Copper-Gold Property) in Tibet, China (the "Additional Properties"), subject to terms and conditions and regulatory requirements attached to the Additional Rights. Highland Shareholders agree to transfer and assign, or shall cause to be transferred and assigned, to the Company the Additional Rights for $1.00, subject to terms and conditions and regulatory requirements attached thereto, and terms and conditions herein.

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

On November 9, 2004, the Highland shareholders signed a formal agreement (the "Preliminary Option Agreement") with Continental, whereby Continental has an option to purchase 50% of the shares of Highland through payment of $2,000,000 to the original Highland shareholders and funding Highland a further $5,000,000 of exploration expenses on the Xietongmen Property. Of this, exploration expenditures of $3,000,000 are to be funded by November 2005 with a further $2 million of exploration expenditures to be funded by November 2006. Continental may acquire a further 10% of the issued and outstanding shares of Highland by funding an additional $3,000,000 (by 2007) for exploration expenditures on the Xietongmen Property. In the event that Continental exercises its options to acquire the additional 10% shareholding of Highland, the Company's shareholdings will be reduced to 40%. The Formal Agreement was finalized on December 23, 2004.

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

Upon consummation of the Definitive Agreement between the Highland Shareholders and Continental on December 28, 2004, the Highland Shareholders transferred a total of 50% of the outstanding and issued shares of Highland to the Company in exchange for 85,000,000 shares of the Company's common stock. The Company issued an agreement to issue common stock for the issuance of 9,639,000 common shares (after the increase of authorized common stock of the Company to be approved in the coming Annual General Meeting) as finder's fee for the transaction. At the Company's option, at any time within 90 days of the date of the debenture (November 5, 2004), it can send a notice to the holder indicating its intention to pay the holder a cash payment in lieu of shares on the basis of $0.25 per share.

Correction of Error - Restatement

The Company has restated the valuation of its Investment in Highland due to an error in the calculation of the valuation of securities issued in connection with the consummation of the Share Exchange Agreement with Highland. The Company originally recorded the investment at the fair market value of the securities issued at the date of the exchange, as determined by published quoted market prices. However, the Company has since determined that the transaction should have been valued at the historical cost basis incurred by the founding shareholders of Highland, who became the major shareholders of the Company after the exchange, because the exchange occurred between entities under common control. The historical cost basis was $800,000. For the remaining 24 mineral properties, the historical costs are nominal. The net effect of error in valuation was a decrease in total assets and total stockholders' equity by $11,200,000. There was no effect on previously reported net loss and net loss per share amounts.

Restatement of the 2004 balance sheet items can be summarized as follows:

Investment in Highland Mining Inc.
  Balance previously recorded (at fair market value)    $12,000,000
  Adjustment                                            (11,200,000)
                                                        ------------
  Restated amount (at historical cost)                  $   800,000
                                                        ============

Additional paid-in capital
  Balance previously recorded (at fair market value)    $ 8,771,207
  Adjustment                                             (5,228,880)
                                                        ------------
  Restated amount (at historical cost)                  $ 3,542,327
                                                        ============

Agreement to issue common stock for acquisition cost (65,000,000 shares)
  Balance previously recorded (at fair market value)    $ 5,971,120
  Adjustment                                             (5,971,120)
                                                        ------------
  Restated amount (at historical cost)                  $         -
                                                        ============

The Company has also restated the fair value of the agreement to issue 9,639,000 shares as an expense item as the finder is an outsider. The Company originally recorded the amount as a reduction in additional paid-in capital. The net effect of the error was an increase in loss of $771,120 and loss per share was increased by $0.01.

Restatement of the items in 2004 Statement of Operations can be summarized as follows:

Net loss available to common stockholders
  Balance previously recorded                           $(1,073,706)
  Adjustment: Finder's fee                                 (771,120)
                                                        ------------
  Restatement amount                                    $(1,844,826)
                                                        ============

Loss per share attributable to common stockholders
  Amount previously recorded                            $     (0.02)
  Restated amount                                       $     (0.03)


The financial statements for the year ended December 31, 2004 do not include any post-acquisition income or loss of Highland as the transactions of Highland occurring from December 28, 2004 to December 31, 2004 were immaterial. Highland Mining Inc. was incorporated on June 18, 2004. The Company is classified as an "exploration stage company", which did not generate any revenues for 2004 and incurred an operating loss of $518,078. The condensed consolidated balance sheet of Highland Mining Inc. as of December 31, 2004 was as follows:

Current Assets                              $        94,301
Mineral Property                                  1,564,797
Due from related party                               39,986
                                             ---------------
Total Assets                                  $   1,699,084
                                             ===============

Current Liabilities
  Accounts payable                          $        21,060
  Due to related parties                            556,304
                                             ---------------
Total Liabilities                                   577,364
Stockholders equity                               1,121,720
                                             ---------------
Total Liabilities and Stockholders' Equity    $   1,699,084
                                             ===============


NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

Office and computer equipment                                  $      14,207
Less : accumulated depreciation                                       (5,149)
                                                               ---------------
                                                               $       9,058
                                                               ===============


Depreciation charged to operations for year ended December 31, 2004 and 2003, and the cumulative amounts from inception amounted to $13,004, $4,620 and $17,624, respectively.

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

NOTE 6 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2004 and 2003, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is as follows:

Deferred tax asset from net operating loss carry forwards         $  1,392,000
Valuation allowance                                                (1,392,000)
                                                                 ---------------
Net deferred tax assets                                          $          -
                                                                 ===============

The Company has available net operating loss carry forwards of approximately $2,200,000 for tax purposes to offset future taxable income, which expire through 2024. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The difference between income taxes at statutory rates and the amount presented in the financial statements for the years ended December 31, 2004 and 2003, and cumulative from inception, is a result of the following approximated amounts:


                                                                                                       Cumulative
                                                                   2004               2003           From Inception
Statutory federal income tax rate - expense (benefit)      $     627,000       $    241,000      $      1,392,000
Change in valuation allowance                                    (627,000)          (241,000)           (1,392,000)
                                                           ------------------- ----------------- ---------------------
                                                           $          -        $          -      $              -
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

As of December  31,  2004,  the Company has  3,040,000,  15,849,625  and 200,375
Series "B", "C" and "D" Stock Purchase Warrants outstanding,  respectively. (See
Note 8)

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

Commitments - (i) The Company has a consulting agreement with a director of the Company for his services at $3,000 per month until December 31, 2006.; (ii) The Company has a consulting agreement with an officer of the Company for his consulting services at C$3,500 per month until December 31, 2006.; (iii) The Company also has a consulting agreement with a geologist for his consulting services at C$3,200 per month until December 31, 2006.; (iv) On February 5, 2004, the Company granted to Continental Minerals Corporation (a Hunter Dickinson, Inc. group company) an exclusive option to acquire an aggregate 50% of the Property Rights to the Xietongmen Gold-Copper Prospect in Tibet and a further option to acquire up to a further 10% of Property Rights, for an aggregate of 60% of such Property Rights under certain terms and conditions. On November 9, 2004, the Company and Continental mutually agreed to terminate the exclusive option agreement.

Stock options and warrants - See details in Notes 7 and 10.

Mineral properties - The Company has direct and indirect rights to earn interest in 25 mineral properties. The Company is required by the Chinese authority to spend a specified minimum amount on a mineral property on a yearly basis in order to renew the exploration permit on that property. The Company has to incur approximately $444,000 each year for maintaining the related exploration permits.

The Company is also required to reimburse the previous exploration expenditures incurred by the Chinese authority in a mineral property if the Company decides to have commercial mining of that property. The Company has to pay approximately $13.4 million to the Chinese authority if all the 25 mineral properties are put into commercial production.

NOTE 10 - SUBSEQUENT EVENTS

   o Subsequent to year end, the Company received $850,000 of the $1,200,000 non-brokered private placement for the remaining 24,000,000 units subscribed for at $0.05 per unit. As a result of the completion of the private placement, the Company has contractual arrangements to issue common stock that exceeds its authorized and available shares. In accordance with Emerging Issues Task Force ("EITF") Issue 00-19, the Company will recognize a liability and related expense in 2005 for those contracts that could require the Company to obtain shareholder approval to increase its authorized shares prior to being able to satisfy its obligations under those arrangements. As of October 11,

          2005, the Company had 42,796,200 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, in excess of the unissued shares from the authorized share capital. Changes in fair value are reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts are included in earnings. The classification of a contract is reassessed at each balance sheet date. The Company filed its Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 to obtain shareholder approval to amend its Articles of Incorporation to increase the authorized capital from 200,000,000 to 500,000,000 common shares.


   o      3,040,000 Series "B" warrants expired in January 2005.