Form 10QSB/A
period 2005-03-31
CHINA NETTV HOLDINGS INC
filed 2005-11-16
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                  For the quarterly period ended March 31, 2005

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
                    ---------------------------------------
        (Exact name of small business issuer as specified in its charter)


      Nevada                                     98-02031-70
-------------------                            ----------------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

 World Trade Centre, Suite 536, 999 Canada Place, Vancouver, B.C. Canada V6C 3E2
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

EXPLANATORY NOTE

China NetTV Holdings Inc. is filing this Form 10-QSB/A-1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as originally filed with the SEC on May 20, 2005, for the following purposes:

   o Including the December 31, 2004, balance sheet (as restated) to the filing as required by Regulation S-X.

   o Correcting the date of inception of the development stage from September 15, 1998, the date of incorporation, to July 1, 2003, the date the company entered into the development stage, including revisions to the financial statements to reflect such.

   o Restating the valuation of the Company's Investment in Highland Mining Inc. ("Highland") due to an error in the calculation of the valuation of securities issued in connection with the consummation of the Share Exchange Agreement with Highland during 2004. The Company originally recorded the investment at the fair market value of the securities issued at the date of the exchange, as determined by published quoted market prices. However, the Company has since determined that the transaction should have been valued at the historical cost basis incurred by the founding shareholders of Highland, who became the major shareholders of the Company after the exchange, because the exchange occurred between entities under common control. The net effect of error in valuation was a decrease in total assets and total stockholders' equity by $11,200,000. There was no effect on previously reported net loss or loss per share amounts. See Note 3 to the Financial Statements.

   o Updating the cumulative amounts from inception columns as a result of a 2004 restatement recognizing the fair value of the agreement to issue 9,639,000 shares as an expense item as the finder was an outsider. The Company originally recorded the amount against additional paid-in capital. The net effect of the error was an increase in deficit of $771,120. See Note 3 to the Financial Statements.

   o Recording the fair value of the potential shares to be issued that are in excess of the authorized share capital as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19. The net effect of the error was an increase in current liabilities and net loss for the quarter ended March 31, 2005 by $8,206,077. See Notes 1 and 5 to the Financial Statements and the updates to Part I Item 2. Management Discussion and Analysis or Plan of Operation under the captions "Critical Accounting Policies and Estimates" (Contingencies), "Plan of Operation", and "Risk Factors".

   o      Revising  the  Company's   disclosures  under  Item  3  "Controls  and
          Procedures" to comply with Item 308 (c) of Regulation S-B.

As a result of this amendment, China NetTV Holdings Inc. is filing as exhibits to this Form 10-QSB/A-1 the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                            CHINA NETTV HOLDINGS INC.
                                 FORM 10-QSB/A-1




                                      INDEX
                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                       F-1 - F-11

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
                                  BALANCE SHEET



                                                                March 31,           December 31,
Stated in U.S. dollars                                             2005                2004
                                                                (Restated)          (Restated)
------------------------------------------------------------------------------------------------
ASSETS                                                         (Unaudited)          (Audited)

Current Assets
  Cash and cash equivalents                             $            1,858,274        900,309
  Prepaid expenses and other current assets                              8,372          2,287
  Prepaid expenses - related party                                         827            831
------------------------------------------------------------------------------------------------
Total Current Assets                                                 1,867,473        903,427

Investment - at equity                                                 694,887        800,000

Fixed assets, net                                                       14,992          9,058
------------------------------------------------------------------------------------------------
Total Assets                                            $            2,577,352      1,712,485
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables and accrued expenses                $               16,573         47,082
  Due to related party                                                   2,453          2,453
  Fair value of potential shares to be issued in
    excess of authorized share capital                               8,206,077              -
  Promissory note payable                                                    -        100,000
------------------------------------------------------------------------------------------------
                                                                     8,225,103        149,535

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 200,000,000
    Issued and Outstanding Shares:                                     193,596        142,236
        [2005 - 193,596,575 shares]
        [2004 - 142,236,575 shares]
  Subscription received for 24,000,000 shares                              -        1,200,000
  Additional paid in capital                                         5,890,967      3,542,327
  Agreement to issue common stock for acquisition cost
    (65,000,000 shares) (Note 3)                                           -               -
  Agreement to issue common stock for finder's fee
    (9,639,000 shares)(Note 3)                                         771,120        771,120
  Accumulated deficit prior to the development stage                (1,554,790)    (1,554,790)
  Accumulated deficit during the development stage                 (10,948,644)    (2,537,943)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          (5,647,751)     1,562,950
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $          2,577,352      1,712,485
================================================================================================

                (See condensed notes to the financial statements)


                                    CHINA NETTV HOLDINGS INC.
                                  (a Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                    For the three-month periods ended March 31, 2005 and 2004
                              and cumulative amounts from inception to March 31, 2005
                                           (Unaudited)
                                                                       Cumulative
                                                                    from inception
Stated in U.S. dollars                                              (July 1, 2003)                  2005                   2004
                                                                      (Restated)                 (Restated)
----------------------------------------------------------------------------------------------------------------------------------

Revenue                                                                     $  -                     $  -                   $  -

Expenses
  General and administrative                                             1,851,099                 106,404                881,347
  Finder's fees                                                            771,120                       -                      -

----------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                          (2,622,219)               (106,404)              (881,347)

Other Income and Expenses
   Interest income                                                           6,973                   6,911                      -
   Equity loss                                                            (105,113)               (105,113)                     -
   Accounts payable written off                                              3,453                       -                      -
   Interest expenses                                                        (9,652)                    (18)                     -
   Loss on disposal of fixed assets                                        (16,009)                      -                      -
   Fair value of shares to be issued in excess of authorized
     share capital                                                      (8,206,077)             (8,206,077)                     -
----------------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Stockholders                             $(10,948,644)           $ (8,410,701)            $ (881,347)
==================================================================================================================================


Loss per share attributable to common stockholders:                                                $ (0.05)              $  (0.02)
                                                                                   ===============================================

Weighted average number of common shares outstanding:
  Basic and diluted    (2004-restated)                                                         169,774,353             56,193,453
                                                                                   ===============================================



                (See condensed notes to the financial statements)


                                    CHINA NETTV HOLDINGS INC.
                                  (a Development Stage Company)
                          STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                         for the period from inception (July 1, 2003) to
                                         March 31, 2005
                                           (Unaudited)
                                                                                       Accumulated  Accumulated
                                                                                         deficit      deficit    Agreement
                                                      Stock   Additional                 prior to     prior to   to issue
                                           Common   Amount At   Paid In   Subscription development  development   common
Stated in U.S. dollars                     Shares   Par Value   Capital   received        stage        stage     stock      Total
                                          (Restated) (Restated) (Restated)            (Restated)   (Restated)   (Restated)(Restated)
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2003 (inception)      37,446,200   $ 37,446 $ 1,364,802     $    -   $(1,554,790)     $   -        -     $(152,542)

Issuance of common stock for
  Acquisition costs on July 23, 2003   97,700,000     97,700     (97,700)         -             -          -        -            -

Issuance of common stock for
  acquisition costs on July 23, 2003
  - related party                       6,839,000      6,839      (6,839)         -             -          -        -            -

Compensation cost - stock options               -          -     210,000          -            -           -        -        210,000

Net loss, two months ended August 31,
  2003                                          -          -           -          -            -    (312,248)       -      (312,248)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2003              141,985,200    141,985   1,470,263          -   (1,554,790)   (312,248)       -      (254,790)

               (See condensed notes to the financial statements)


                                            CHINA NETTV HOLDINGS INC.
                                          (a Development Stage Company)
                                  STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                 for the period from inception (July 1, 2003) to
                                                 March 31, 2005
                                                  ( Unaudited )
                                                                                       Accumulated Accumulated
                                                                                         deficit     deficit     Agreement
                                                      Stock   Additional                 prior to    prior to     to issue
                                           Common   Amount At   Paid In   Subscription development development    common
Stated in U.S. dollars                     Shares   Par Value   Capital   received        stage       stage       stock        Total
                                       (Restated)  (Restated)  (Restated)              (Restated)   (Restated)  (Restated)(Restated)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash @
  $0.06 on October 29, 2003             15,000,000    15,000   885,000             -          -           -          -       900,000

Issuance of common stock for 7%
  finders fee for shares issued on
  October 29, 2003                       1,050,000     1,050    (1,050)            -          -           -                       -

Exercise of Series A stock purchase
  warrants @$0.10 on December 11, 2003      50,000        50     4,950             -          -           -          -         5,000

Exercise of Series B stock purchase
  warrants @$0.15 on December 23, 2003     250,000       250    37,250             -          -           -          -        37,500

Exercise of Series A stock purchase
  warrants @$0.10 on December 23, 2003     250,000       250    24,750             -          -           -          -        25,000

Compensation cost - stock options                -         -    10,000             -          -           -          -        10,000

Net loss, four months ended December
  31, 2003                                       -         -         -             -          -    (380,869)         -     (380,869)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003             158,585,200   168,585 2,431,163             - (1,554,790)   (693,117)         -      341,841

Exercise of Series A stock purchase
  warrants @$0.10 on January 6, 2004        50,000        50     4,950             -          -           -          -        5,000

Exercise of Series A stock purchase
  warrants @$0.10 on January 27, 2004    2,940,000     2,940   291,060             -          -           -          -      294,000

Issuance of common stock into escrow
  for acquisition of mineral property
  on April 15, 2004                     32,000,000    32,000   (32,000)            -          -           -            -          -

Issuance of common stock for legal
  services @$0.10 on April 15, 2004      2,800,000     2,800   277,200             -          -           -            -     280,000

Exercise of Series C stock purchase
  warrants @$0.08 on October 1, 2004       200,375       200    15,830             -          -           -            -      16,030

Cancellation of common stock issued
  on July 23, 2003 for acquisition
  costs (129,700,000), finder's fee
  (6,839,000 shares) and legal costs
  (2,800,000 shares)                  (139,339,000) (139,339) (140,661)            -          -           -            -   (280,000)

Issuance of common stock for the
  partial acquisition of Highland
  Mining Inc. @ historical cost on
  December 28,
  2004 (85,000,000 shares)              85,000,000    85,000   715,000             -          -           -            -     800,000

Subscription received on December
  31, 2004 for private placement of
  24,000,000 shares @$0.05                       -         -         -     1,200,000          -           -            -   1,200,000

Issuance of Agreement To Issue Common
  Stock (65,000,000 shares) for
  acquisition of Highland
  Mining, Inc.                                   -          -         -            -          -            -           -           -


Agreement To Issue Common Stock for
  finder's fee on acquisition of
  Highland Mining Inc. @ $0.08 on
  December 28, 2004 (9,639,000 shares)           -         -         -            -          -           -        771,120    771,120

                (See condensed notes to the financial statements)


                                            CHINA NETTV HOLDINGS INC.
                                          (a Development Stage Company)
                                  STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
                                 for the period from inception (July 1, 2003) to
                                                 March 31, 2005
                                                  ( Unaudited )
                                                                                          Accumulated  Accumulated
                                                                                         deficit      deficit     Agreement
                                                      Stock   Additional                 prior to     prior to    to issue
                                           Common   Amount At   Paid In   Subscription development  development    common
Stated in U.S. dollars                     Shares   Par Value   Capital     received       stage        stage      stock     Total
                                       (Restated) (Restated)   (Restated)               (Restated)   (Restated) (Resated)(Restated)
-----------------------------------------------------------------------------------------------------------------------------------
Legal fees incurred for the issuance
  of common stock on December 28, 2004
  in connection with the partial acqui-
  sition of Highland Mining Inc.                  -         -   (20,215)            -          -            -         -    (20,215)

Net loss, year ended December 31, 2004            -         -         -             -          -   (1,844,826)        - (1,844,826)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004              142,236,575  $142,236 $3,512,327   $1,200,000 $(1,554,790)$(2,537,943) $771,120 $1,562,950
Issuance of common stock for cash @
  $0.05 on February 7, 2005              24,000,000    24,000  1,176,000   (1,200,000)         -            -          -          -

Issuance of common stock for 7%
  finder's fee for shares issued on
  February 7, 2005                        1,680,000     1,680     (1,680)           -          -            -          -          -

Issuance of common stock for cash
  @$0.05 on February 8, 2005             17,000,000    17,000    833,000            -          -            -          -    850,000

Issuance of common stock for cash
  @$0.05 on March 10, 2005                5,000,000     5,000    245,000            -          -            -          -    250,000

Issuance of common stock for cash
  @$0.05 on March 14, 2005                2,000,000     2,000     98,000            -          -            -          -    100,000

Issuance of common stock for 7%
  finder's fee for shares issued
  on February 8, March 10 & March
  14,2005                                 1,680,000     1,680     (1,680)           -          -            -          -          -

Net loss, three months ended March
  31, 2005                                        -         -          -            -          -    (8,410,701)       - (8,410,701)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                 193,596,575 $ 193,596 $5,890,967          $ - $(1,554,790)$(10,948,644)$771,120$(5,647,751)
===================================================================================================================================

                (See condensed notes to the financial statements)
                                       F-5


                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
              STATEMENTS OF CASH FLOWS For the three-month periods
                          ended March 31, 2005 and 2004
              and cumulative amounts from inception (July 1, 2003)
                                to March 31, 2005
                                   (Unaudited)

                                                              Cumulative
Stated in U.S. dollars                                      from Inception     2005           2004
                                                            (July 1, 2003)
                                                              (Restated)     (Restated)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                 $(10,948,644)   $ (8,410,701)    $ (881,347)
  Adjustments to reconcile net loss to net cash used in
         operating activities
    Depreciation and amortization                                19,357           1,733          5,127
    Equity loss                                                 105,113         105,113              -
    Compensation cost - stock options                           220,000               -              -
    Agreement to issued common stock for finder's fee           771,120               -              -
    Accounts payable written off                                 (3,453)              -              -
    Loss on disposal of fixed assets                             16,009               -              -
    Unrealized loss on fair value of potential shares
      to be issued in excess of authorized share capital      8,206,077       8,206,077              -
    Changes in assets and liabilities
      Increase in prepaid expenses and other current
        assets                                                   (8,372)         (6,085)        (8,103)
      (Increase) decrease in prepaid expenses -
        related party                                              (827)              4         15,985
      (Increase) decrease in security deposits                        -               -          3,011
      Increase (decrease) in accounts payable and
        accrued expenses                                        (46,832)        (30,509)       (19,387)
      Increase (decrease) in accrued expenses -
        related party                                                 -               -        (78,000)
-------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                      (1,670,452)       (134,368)      (962,714)

Cash flows from investing activities
  Equipment and automobile additions                            (52,936)         (7,667)        (2,061)
  Proceeds on disposal of fixed assets                           44,525               -              -
-------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities      (8,411)         (7,667)        (2,061)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances (repayments) - amount due to related parties         (93,540)              -            996
  Principal payments - installment loans payable                (52,230)              -         (3,809)
  Proceeds from the issuance of common stock                  3,682,530       1,200,000      1,200,000
  Payment on promissory note payable - related party                  -        (100,000)             -
-------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities             3,536,760       1,100,000      1,197,187
-------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents              1,857,897         957,965        232,412

Cash and cash equivalents - beginning of period                     377         900,309        510,859

-------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                   $ 1,858,274     $ 1,858,274      $ 743,271
=======================================================================================================
Supplemental Information :
Cash paid for :
    Interest                                                    $ 6,257            $ 18        $ 1,345
    Income taxes                                                      -               -              -

Non-cash investing and financing activities :
    Common stock issued for services rendered                   $     -             $ -      $ 280,000
    Common stock issued for acquisition of Highland
      Mining Inc.                                               $ 800,000               -              -
    Agreement to issue shares for finder's fees
      paid for acquisition of Highland Mining Inc.              $ 771,120               -              -

                (See condensed notes to the financial statements)
                                       F-6

                            CHINA NETTV HOLDINGS INC.
                          (a Development Stage Company)
               CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying un-audited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in its Annual Report on Form 10-KSB.

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

Significant Accounting Policy

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock

The Company accounts for derivative financial instruments indexed to, and potentially settled in, the Company's own common shares as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19. For all contractual arrangements for which the Company does not have available a sufficient number of authorized and unissued shares and share settlement is not controlled by the Company, i.e. shareholder approval is required to be obtained to increase the Company's authorized shares in order to net-share or physically settle a contract, the Company is required to recognize an asset or liability measured at fair value. Changes in fair value are reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts are included in earnings. The classification of a contract is reassessed at each balance sheet date.

If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified. If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to stockholders' equity. The contract subsequently is marked to fair value through earnings. If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.


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

NOTE 3 -  INVESTMENT  IN  HIGHLAND  MINING  INC.  /  CORRECTION  OF AN  ERROR  -
RESTATEMENT

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

During 2004, the Company issued an Agreement to Issue Common Stock for issuance of 9,639,000 of the Company's common shares (after the increase of authorized common stock of the Company to be approved in the coming Annual General Meeting) as finder's fee for the transaction (see restatement paragraph below).

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

Restatement of the 2004 balance sheet items can be summarized as follows:

Investment in Highland Mining Inc.
  Balance previously recorded (at fair market value)            $ 12,000,000
  Adjustment                                                     (11,200,000)
                                                                -------------
  Restated amount (at historical cost)                          $    800,000
                                                                =============

Adjustment paid-in capital
  Balance previously recorded (at fair market value)            $ 8,771,207
  Adjustment                                                     (5,228,880)
                                                                ------------
  Restated amount (at historical cost)                          $ 3,542,327
                                                                ============

Agreement to issue common stock for acquisition cost (65,000,000 shares)
  Balance previously recorded (at fair market value)            $ 5,971,120
  Adjustment                                                     (5,971,120)
                                                                ------------
  Restated amount (at historical cost)                          $         -
                                                                ============

The Company has also restated the fair value of the agreement to issue 9,639,000 shares as an expense item as the finder was an outsider. The Company originally recorded the amount as a reduction in additional paid-in capital. The net effect of the error was an increase in deficit of $771,120.

Restatement of the items in 2004 Statement of Operations can be summarized as follows:

Net loss available to common stockholders
  Balance previously recorded                                   $(1,073,706)
  Adjustment: Finder's fee                                         (771,120)
                                                                ------------
  Restated amount                                               $(1,844,826)
                                                                ============

Loss per share attributable to common stockholders
  Amount previously recorded                                    $     (0.02)
                                                                ============
  Restated amount                                               $     (0.03)
                                                                ============

The Company accounts for its investment in Highland on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

Original cost of 500,000 shares of
  Highland Mining, Inc.                                 $   800,000
Equity in undistributed losses of
  investee company                                         (105,113)
                                                        ------------
Investment in equity                                    $   694,887
                                                        ============


NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:


Office equipment                        $ 1,155
Computer equipment                       20,719
                                        -------
                                         21,874
Less:  accumulated depreciation          (6,882)
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

Upon completion of the Definitive Agreement between the Highland Shareholders and Continental, the Highland Shareholders transferred a total of 50% of the outstanding and issued shares of Highland to the Company on December 28, 2004 and the Company issued 85,000,000 shares and an Agreement to Issue Common Stock for 65,000,000 shares after an increase in authorized capital stock on the coming Annual General Meeting to the shareholders of Highland for the acquisition of 50% equity interest in Highland. The transaction was accounted for upon receipt of the shares of Highland in December 2004.

Potential Shares to be Issued in Excess of Authorized Share Capital / Correction of an Error - Restatement

The Company has to record the fair value of the potential shares to be issued that are in excess of the authorized share capital as a liability in accordance with paragraph 20 of Emerging Issues Task Force ("EITF") Issue 00-19. The net effect of the error was an increase in current liability and net loss for the quarter ended March 31, 2005, by $8,206,077.

Restatement of the items in Statement of Operations for the quarter ended March 31, 2005 can be summarized as follows:

Net loss available to common stockholders
  Balance previously recorded                           $  (204,624)
  Adjustment: Fair value of shares to be issued in
  excess of authorized share capital                     (8,206,077)
                                                        ------------
  Restated amount                                       $(8,410,701)
                                                        ============

Loss per share attributable to common stockholders
  Amount previously recorded                            $     (0.00)
                                                        ============
  Restated amount                                       $     (0.05)
                                                        ============

As of March 31, 2005, the Company had 79,496,200 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, that were in excess of the unissued shares from the authorized share capital ("the potential shares"). The fair value of the potential shares was $8,206,077 and has been recorded as an expense with an offset to current liabilities..

The fair value of the potential shares to be issued is estimated at March 31, 2005 using the Black-Scholes option pricing model with weighted average assumptions as follows:

Risk free interest rate                                 2.62% to 3.14%
Expected life of warrants and options in years          0.17 to 1.50 years
Expected volatility                                     60% to 183%
Dividend per share                                      $0.00

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

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. During the three months ended March 31, 2005, the Company recorded the fair value of potential shares to be issued under contractual arrangements that are in excess of the authorized share capital as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19. The net effect was an increase in current liabilities and net loss for the quarter ended March 31, 2005, by $8,206,077. As of March 31, 2005, the Company had 79,496,200 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, in excess of the unissued shares from the authorized share capital.

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

Additionally, during the three months ended March 31, 2005, the Company recorded the fair value of potential shares to be issued under contractual arrangements that are in excess of the authorized share capital as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19 with the change in fair value reported in earnings. The net effect of the error was an increase in current liabilities and net loss for the quarter ended March 31, 2005, by $8,206,077. Although this was a non-cash entry affecting the results of operations for the quarter ended, the amount represents the amount the Company would have to pay to repurchase shares in the open market to satisfy the exercise by holders of the warrants and options under contractual arrangements. If any or all of the holders chose to exercise their warrants or options, the Company does not currently have the financial resources to meet its obligations. Although the liability exists and there is a possibility the holders of the warrants or options to choose to exercise, management believes the possibility of this occurrence is remote as approximately all of the holders are current shareholders, officers or directors of the Company and understand the significant consequences to the Company under these circumstances. As of March 31, 2005, the Company had 79,496,200 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, in excess of the unissued shares from the authorized share capital.

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

Due to the "start up" nature of the Company's business, we expect to incur losses from exploration activities for at least the next twelve months at an increased rate as no near term revenue production can be foreseen. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

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

Liquidity and Working Capital

As of March 31, 2005, the Company had total current assets of $1,867,473 and total current liabilities of $8,225,103 resulting in a negative working capital of $6,357,630. For the three-month ended March 31, 2005, the Company received $1,200,000 from the proceeds from the issuance of 24,000,000 units of common stock subscribed for at $0.05 each. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants or options by the holders. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and exploration and identification of mineral prospects in the future. A total of 3,360,000 shares were issued as a finder's fee for the transaction.

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

Potential Shares to be Issued in Excess of Authorized Share Capital

The Company has 79,496,200 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, in excess of the Company's unissued shares from its authorized share capital. If any or all of the holders of these convertible equity instruments elect to exercise their warrants or options, the Company would not currently have the financial resources to meet its obligations. Although the liability exists and there is a possibility the holders of the warrants or options choose to exercise, management believes the possibility of this occurrence is remote as approximately all of the holders are current shareholders, officers or directors of the Company and understand the significant consequences to the Company under these circumstances. Management does not expect any cash outlay due to recognition of this liability.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

                            CHINA NETTV HOLDINGS INC.





Date: November 10, 2005                         By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Executive Officer (Principal
                                           Executive Officer)

Date: November 10, 2005                         By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Financial Officer (Principal
                                           Financial Officer)