Form 10QSB/A
period 2005-06-30
CHINA NETTV HOLDINGS INC
filed 2005-11-16
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                  For the quarterly period ended June 30, 2005

                         Commission file number: 0-26217

                            CHINA NETTV HOLDINGS INC.
                           ---------------------------
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

                                 (604) 641-1366
                                 --------------
                           (Issuer's telephone number)

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

Common Stock, $0.001 par value: 193,596,575 shares outstanding as of August 15, 2005 (latest practicable date).

                            CHINA NETTV HOLDINGS INC.
                                   FORM 10-QSB


                                                                                PAGE

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements                                       F-1 - F-11

Item 2. Management's Discussion and Analysis or Plan of Operation               14

Item 3. Controls and Procedures                                                 23


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                       23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds             23

Item 3. Defaults Upon Senior Securities                                         23

Item 4. Submission of Matters to a Vote of Security Holder                      23

Item 5. Other Information                                                       23

Item 6. Exhibits                                                                24

        Signatures                                                              25

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements



                            CHINA NETTV HOLDINGS INC.
                         (an Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                                                                      June 30,
Stated in U.S. dollars                                                                  2005
----------------------------------------------------------------------------------------------------
ASSETS                                                                               (Unaudited)
Current Assets
  Cash and cash equivalents                                                    $          1,559,334
  Prepaid expenses and other current assets                                                   8,530
  Prepaid expenses - related party                                                              816
----------------------------------------------------------------------------------------------------
Total Current Assets                                                                      1,568,680

Investment - at equity (Note 3)                                                                   -

Fixed assets, net (Note 4)                                                                   14,188
----------------------------------------------------------------------------------------------------
Total Assets                                                                   $          1,582,868
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables and accrued expenses                                       $            518,620
  Due to related party (Note 2)                                                               2,453
----------------------------------------------------------------------------------------------------
                                                                                            521,073
----------------------------------------------------------------------------------------------------
Convertible debentures (Note 3)                                                             397,754
----------------------------------------------------------------------------------------------------
Total liabilities                                                                           918,827

Commitments and Contingencies (Note 6)                                                            -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 200,000,000
    Issued and Outstanding : 193,596,575                                                    193,596
  Additional paid in capital                                                              5,493,213
  Accumulated Other Comprehensive Loss                                                         (169)
  Accumulated deficit prior to exploration stage                                         (1,554,790)
  Accumulated deficit during exploration stage                                           (3,467,809)
----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                  664,041

----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $         1,582,868
====================================================================================================



         (See condensed notes to the consolidated financial statements)


                                            CHINA NETTV HOLDINGS INC.
                                         (an Exploration Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the three-month and six-month periods ended June 30, 2005 and 2004 and cumulative amounts from inception (July 1, 2003)
                                                   (Unaudited)

                                                                            Three months ended              Six months ended
                                                        Cumulative      June 30,         June 30,      June 30,         June 30,
Stated in U.S. dollars                                 from Inception     2005             2004          2005             2004
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                          $ -       $ -              $      -      $      -              $ -

Expenses
  Exploration expenses  (Note 3)                             691,326        691,326                -       691,326                -
  General and administrative                               1,970,637        119,538          289,888       225,942        1,171,235
------------------------------------------------------------------------------------------------------------------------------------
                                                           2,661,963        810,864          289,888       917,268        1,171,235

Operating Loss                                            (2,661,963)      (810,864)        (289,888)     (917,268)      (1,171,235)

Other Income and Expenses
   Interest income                                            16,362          9,389                -        16,300                -
   Equity loss                                              (800,000)      (694,887)               -      (800,000)               -
   Accounts payable written off                                3,453              -                -             -                -
   Interest expenses                                          (9,652)             -                -           (18)               -
   Loss on disposal of fixed assets                          (16,009)             -          (18,742)            -          (18,742)

------------------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Stockholders               $ (3,467,809)   $(1,496,362)      $ (308,630)  $(1,700,986)     $(1,189,977)
====================================================================================================================================


Loss per share attributable to common stockholders:                         $ (0.01)         $ (0.00)      $ (0.01)         $ (0.02)
                                                                     ===============================================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                     193,596,575       66,336,738   181,751,271       64,684,596
                                                                     ===============================================================





         (See condensed notes to the consolidated financial statements)



                                    CHINA NETTV HOLDINGS INC.
                                 (an Exploration Stage Company)
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the period from inception (July 1, 2003) to June 30, 2005
                                           (Unaudited)
                                                                                                       Accumulated  Accumulated
                                                                                         Accumulated  Deficit      Deficit
                                                           Stock         Additional       other      prior to     during
                                               Common    Amount At   Paid In  Subscrip-  comprehen  exploration  exploration
Stated in U.S. dollars                         Shares    Par Value   Capital  tion       -sive loss   stage       stage      Total
                                                                             received
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2003 (inception)             37,446,200   37,446 $ 1,364,802      $ -        $ - $(1,554,790)       $ - $ (152,542)

------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for acquisition
  costs on July 23, 2003 - related party       6,839,000    6,839     (6,839)        -                     -           -          -

Compensation cost - stock options                      -        -    210,000         -                     -           -    210,000

Net loss, two months ended August 31,
  2003                                                 -                   -    (312,248)  (312,248)

------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2003                      44,285,200   44,285  1,567,963         -          - (1,554,790)   (312,248)  (254,790)

Issuance of common stock for cash @$0.06
  on October 29, 2003                         15,000,000   15,000    885,000         -                     -           -    900,000

Issuance of common stock for 7% finders
  fee for shares issued on October 29,
  2003                                         1,050,000    1,050     (1,050)        -                     -           -          -

Exercise of Series A stock purchase
  warrants @$0.10 on December 11, 2003            50,000       50      4,950         -                     -           -      5,000

Exercise of Series B stock purchase
  warrants @$0.15 on December 23, 2003           250,000      250     37,250         -                     -           -     37,500

Exercise of Series A stock purchase
  warrants @$0.10 on December 23, 2003           250,000      250     24,750         -                     -           -     25,000

Compensation cost - stock options                      -        -     10,000         -                     -           -     10,000

Net loss, four months ended December 31,
  2003                                                 -        -          -         -                     -    (380,869)  (380,869)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                    60,885,200   60,885  2,528,863         -          - (1,554,790)   (693,117)   341,841

Exercise of Series A stock purchase
  warrants @$0.10 on January 6, 2004              50,000       50      4,950         -                     -           -      5,000

Exercise of Series A stock purchase
  warrants @$0.10 on January 27, 2004          2,940,000    2,940    291,060         -                     -           -    294,000

Issuance of common stock for legal
  services @$0.10 on April 12, 2004            2,800,000    2,800    277,200         -                     -           -    280,000

Exercise of Series C stock purchase
  warrants @$0.08 on October 1, 2004             200,375      200     15,830         -                     -           -     16,030

Cancellation of common stock issued
  for finder's fee on July 23, 2003
  (6,839,000 shares) and legal costs
  on April 12, 2004 (2,800,000 shares)        (9,639,000)  (9,639)  (270,361)        -                     -           -   (280,000)

Issuance of common stock for the
  partial acquisition of Highland Mining
  Inc. @$0.0053 on December 28, 2004
  (85,000,000 shares)                         85,000,000   85,000    368,333         -                     -           -    453,333

Subscription received on December 31,
  2004 for private placement of 24,000,000
  shares @$0.05                                        -        -          -   1,200,000                   -           -  1,200,000



Continued

                                    CHINA NETTV HOLDINGS INC.
                                 (an Exploration Stage Company)
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  for the period from inception (July 1, 2003) to June 30, 2005
                                           (Unaudited)
                                                                                                       Accumulated  Accumulated
                                                                                         Accumulated  Deficit      Deficit
                                                           Stock         Additional       other      prior to     during
                                               Common    Amount At   Paid In  Subscrip-  comprehen  exploration  exploration
Stated in U.S. dollars                         Shares    Par Value   Capital  tion       -sive loss   stage       stage      Total
                                                                             received
------------------------------------------------------------------------------------------------------------------------------------
Issuance of convertible debentures for
  finder's fee on acquisition of Highland
  Mining Inc. @$0.0053 on December 28, 2004
  (9,639,000 shares)                                   -        -    (51,087)        -                     -           -    (51,087)

Legal fees incurred for the issuance of
  common stock on December 28, 2004 in
  connection with the partial acquisition
  of Highland Mining Inc.                              -        -    (20,215)        -                     -           -    (20,215)

Net loss, year ended December 31, 2004                 -        -          -         -                     -  (1,073,706)(1,073,706)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                   142,236,575 $142,236 $ 3,144,573 $1,200,000      $ - $(1,554,790$ (1,766,823$ 1,165,196

Issuance of common stock for cash @$0.05
  on February 7, 2005                         24,000,000   24,000  1,176,000  (1,200,000)                                          -

Issuance of common stock for 7% finder's
  fee for shares issued on February 7,
  2005                                         1,680,000     1,680     (1,680)                                                     -

Issuance of common stock for cash @$0.05
  on February 8, 2005                         17,000,000    17,000    833,000                                                850,000

Issuance of common stock for cash @$0.05
  on March 10, 2005                            5,000,000     5,000    245,000                                                250,000

Issuance of common stock for cash @$0.05
  on March 14, 2005                            2,000,000     2,000     98,000                                                100,000

Issuance of common stock for 7% finder's
  fee for shares issued on February 8,
  March 10 & March 14, 2005                    1,680,000     1,680     (1,680)                                                     -

Foreign currency translation adjustments                                                     (169)                             (169)

Net loss, six months ended June 30, 2005                                                                      (1,700,986)(1,700,986)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                       193,596,575   193,596  5,493,213         -      (169)(1,554,790) (3,467,809)   664,041
====================================================================================================================================



         (See condensed notes to the consolidated financial statements)


                               CHINA NETTV HOLDINGS INC.
                            (an Exploration Stage Company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six-month periods ended June 30, 2005 and 2004
                 and cumulative amounts from inception (July 1, 2003)
                                      (Unaudited)

                                                                  Cumulative
Stated in U.S. dollars                                          from Inception       2005            2004
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                      $ (3,467,809)     $(1,700,986)    $(1,189,977)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization                                     21,175            3,551           9,038
    Equity loss                                                      800,000          800,000               -
    Compensation cost - stock options                                220,000                -               -
    Translation adjustments                                             (169)            (169)              -
    Common stock issued for services rendered                              -                -         280,000
    Accounts payable written off                                      (3,453)               -               -
    Loss on disposal of fixed assets                                  16,009                -          18,742
    Changes in assets and liabilities
      Increase in prepaid expenses and other current assets           (8,530)          (6,243)         (2,443)
      (Increase) Decrease in prepaid expenses - related party           (816)              15          21,252
      (Increase) Decrease in security deposits                             -                -           3,011
      Increase (Decrease) in accounts payable and accrued expenses   455,215          471,538          50,541
      Increase (Decrease) in accrued expenses - related party              -                -         (78,000)
--------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                           (1,968,378)        (432,294)       (887,836)
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Equipment and automobile additions                                 (53,950)          (8,681)         (2,061)
  Proceeds on disposal of fixed assets                                44,525                -          44,525
--------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities           (9,425)          (8,681)         42,464
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances (repayments) - amount due to related parties              (93,540)               -           3,584
  Principal payments - installment loans payable                     (52,230)               -         (50,130)
  Promissory note payable - related party                                  -         (100,000)        100,000
  Proceeds from the issuance of common stock                       3,682,530        2,400,000         299,000
  Subscription received                                                    -       (1,200,000)              -
--------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                  3,536,760        1,100,000         352,454
--------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                   1,558,957          659,025        (492,918)

Cash and cash equivalents - beginning of period                          377          900,309         510,859

--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                        $ 1,559,334      $ 1,559,334        $ 17,941
==============================================================================================================


Supplemental Information :
Cash paid for :
    Interest                                                         $ 6,257             $ 18            $ 45
    Income taxes                                                           -                -               -

Non-cash investing and financing activities :
    Common stock issued for services rendered                            $ -              $ -       $ 280,000
    Common stock issued for acquisition of Highland Mining Inc.      453,333                -               -
    Convertible debenture issued for acquisition of Highland
        Mining Inc                                                   346,667                -               -
    Convertible debenture issued for finder's fees paid for
      acquisition of Highland Mining Inc.                             51,087                -               -

         (See condensed notes to the consolidated financial statements)
                                      F-5

                            CHINA NETTV HOLDINGS INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in its Annual Report on Form 10-KSB, as amended.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

To meet these objectives, the Company raised $2,400,000 pursuant to a non-brokered private placement of 48,000,000 shares of common stock at $0.05 per share. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Additionally, the Company has also consummated the partial acquisition of Highland Mining Inc. ("Highland") from the former shareholders of Highland ("Highland Shareholders"). Highland Shareholders have certain rights or options to, or interests in 25 mineral properties (including Xietongmen Copper-Gold Property) in Tibet, China. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

Principles of consolidation

The Company acquired 100% interest in Great China Mining (Canada), Inc., a company incorporated on April 20, 2005, under the laws of British Columbia, whose certain officers and directors are the same as the Company's. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. We do not expect the adoption of SFAS No. 123R and SAB 107 to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of this statement does affect the Company's financial statements. (See Note 3)


NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Fees - During the three-month and six-month periods ended June 30, 2005, the Company incurred consulting fees of $49,311 (2004: $99,386) and $104,037 (2004: $247,986) to certain directors and officers of the Company.

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


NOTE 3 - INVESTMENT IN HIGHLAND MINING INC. AND 46 OTHER MINERAL PROPERTIES

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

Highland fully and legally owns Tianyuan Mineral Exploration Ltd. ("Tianyuan"), as a wholly owned foreign enterprise ("WOFE") registered in Tibet, China, incorporated pursuant to relevant Chinese laws and regulations, which holds an exploration license covering Xietongmen Copper-Gold Property located near Xiong Village, Xietongmen County, Shigatse area, Tibet Autonomous Region, China.

On December 23, 2004, Highland shareholders entered into an option agreement with Continental. Continental can earn 50% interest of the issued and outstanding shares of Highland by agreement to pay $2,000,000 to Highland shareholders and investment of $3,000,000 and $2,000,000 by November 5, 2005 and November 5, 2006 respectively in Highland to fund the exploration of the Xietongmen Copper-Gold Property. Continental may earn a further 10% of the issued and outstanding shares of Highland, through the investment of an additional $3,000,000 by November 5, 2007 in Highland to fund exploration of the Xietongmen Copper-Gold Property. If Continental exercises its option to earn a further 10% equity interest in Highland by fulfilling the related terms and conditions, the Company shareholding in Highland will be reduced to 40%.

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

In March and April 2005, the Company signed Lease and Option Agreements with three private companies in China to acquire 60% to 80% equity interest in nine mineral properties in Tibet, China through spending a minimum of $200,000 to $400,000 on each of these properties each year for a two- year period. The Company has committed to spend approximately $1.3 million in total on four of these mineral properties in year 2005. Up to June 30, 2005, total exploration expenses were $691,326.

Exploration expenses incurred in each of these four mineral properties can be summarized as follows:


Mineral properties              Banongla        Donggapu        Tangbai         Zemuduola       Total
--------------------------------------------------------------------------------------------------------
Exploration expenses            $
  Drilling                            -         $ 10,680        $      -        $ 22,492        $ 33,172
  Geological survey              59,436           32,441          36,611          40,223         168,711
  Geophysical                         -           22,590          61,262          25,840         109,692
  Miscellaeous                    3,711            5,486           7,165          41,973          58,335
  Road construction                   -           76,482               -         102,314         178,796
  Surface and edit work               -           38,702          27,671          35,109         101,482
  Travel                          1,053            1,053           4,719           5,791          13,066
  Wages and benefits              1,306            3,049           5,137          18,580          28,072
                                -------         --------        --------        --------        --------
                                $65,506         $190,933        $142,565        $292,322        $691,326
                                =======         ========        ========        ========        ========

Investment in Highland Mining, Inc. was originally valued at the fair market value of the securities issued at the date of the exchange, as determined by published quoted market prices. The Company received a letter ("the Letter") from the Securities and Exchange Commission ("the SEC") dated July 8, 2005, notifying the Company that the SEC had reviewed the Company's Form 10-KSB filing for the year ended December 31, 2004, and that they had determined the transaction should have been valued at the historical basis because the exchange occurred between entities under common control. The financial statements for the six months ended June 30, 2005, reflect the transaction valued at the historical cost basis incurred by the founding shareholders of Highland, who become the major shareholders of the Company after the share exchange, and adjusted for the Company's proportionate share of their undistributed earnings or losses.

The Company is currently in the process of reviewing and responding to the comment letter and has been coordinating with reviewers at the SEC in connection therewith. Accordingly, the amended 10-KSB for the year 2004 and the quarterly filing for the period ended March 31, 2005, reflecting the changes in the measurement of the investment from fair value to historical cost basis will be filed after the review is completed by the SEC. The net effect of the change for both of those periods is a decrease in total assets by $11,200,000, an increase in total liabilities of $397,754 and a decrease in total stockholders' equity of $11,597,754. There was no effect on previously reported net loss or loss per share amounts for any of the periods presented.

Net investment in Highland at June 30, 2005 follows:

Investment in Highland Mining, Inc. was originally valued at the fair market value of the securities issued at the date of the exchange, as determined by published quoted market prices. The Company received a letter ("the Letter") from the Securities and Exchange Commission ("the SEC") dated July 8, 2005, notifying the Company that the SEC had reviewed the Company's Form 10-KSB filing for the year ended December 31, 2004, and that they had determined the transaction should have been valued at the historical basis because the exchange occurred between entities under common control. The financial statements for the six months ended June 30, 2005, reflect the transaction valued at the historical cost basis incurred by the founding shareholders of Highland, who become the major shareholders of the Company after the share exchange, and adjusted for the Company's proportionate share of their undistributed earnings or losses.

The Company is currently in the process of reviewing and responding to the comment letter and has been coordinating with reviewers at the SEC in connection therewith. Accordingly, the amended 10-KSB for the year 2004 and the quarterly filing for the period ended March 31, 2005, reflecting the changes in the measurement of the investment from fair value to historical cost basis will be filed after the review is completed by the SEC. The net effect of the change for both of those periods is a decrease in total assets by $11,200,000, an increase in total liabilities of $397,754 and a decrease in total stockholders' equity of $11,597,754. There was no effect on previously reported net loss or loss per share amounts for any of the periods presented.

Net investment in Highland at June 30, 2005 follows:

Historical cost of 500,000 shares of Highland Mining Inc.       $ 800,000
Equity in undistributed losses of investee company               (800,000)
                                                                ----------
Investment in equity                                            $       -
                                                                ===========


NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                   $ 1,155
Computer equipment                  21,733
                                   --------
                                    22,888
Less:  accumulated depreciation     (8,700)
                                   --------
                                   $14,188
                                   ========

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS

a. Common Stock

Private Placement

Upon the completion of the non-brokered private placement in 2005 for 48,000,000 units subscribed for at $0.05 per unit, the Company issued 48,000,000 units consisting of one common share and one non-transferable share purchase warrant (Series "E" Warrant) entitling the holder to purchase one common share for two years at $0.08 per share in the first year or $0.25 in the second year. The Company also issued 3,360,000 shares as finders' fee for the transaction.

b. Stock Options

As of June 30, 2005, there are 1,000,000 stock options outstanding. 5,000,000 stock options at an exercise price of $0.40 each expired on May 31, 2005. No options were canceled, forfeited, or exercised during the six months ended June 30, 2005. The weighted average exercise price of the options outstanding and exercisable is $0.10 and the weighted average remaining contractual life is 1.17 years.

c. Stock Purchase Warrants

As of June 30, 2005, the Company has 15,849,625 Series "C" Warrants, 200,375 Series "D" Warrants and 48,000,000 Series "E" Warrants outstanding.

o Each Series "C" Warrant entitles the holder to purchase one additional share at $0.08 on or before September 30, 2004 or $0.25 on or before

         September  30,  2005,  and will  expire on  September  30,  2005.  Upon exercise of a Series "C" Warrant, the purchaser will receive an additional non-transferable Series "D" Warrant to purchase an additional share for $0.75 until September 30, 2006.
o Each Series "E" Warrant entitles the holder to purchase one addi-tional share at $0.08 on or before March 14, 2006 or at $0.25 on or before March 14, 2007, and will expire on March 14, 2007.

During the six months ended June 30, 2005, 3,040,000 Series "B" Warrants were expired and no warrants were exercised.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mineral properties

The Company has direct and indirect rights to earn interest in 46 mineral properties. The Company is required by the Chinese authority to spend a specified minimum amount on a mineral property on a yearly basis in order to renew the exploration permit on that property. The Company has to incur approximately $1.7 million each year for maintaining the related exploration permits.

The Company is also required to reimburse the previous exploration expenditures incurred by the Chinese authority in a mineral property if the Company decides to have commercial mining of that property. The Company has to pay approximately $13.4 million to the Chinese authority if all the 46 mineral properties are put into commercial production.

Operating lease

The Company entered into a lease agreement for an office expiring on December 31, 2006 for an amount of approximately CA$67,000 ($54,667). The Company sub-leases the office to another company for the same amount. If the sub-leasee defaults in payment of the rent, the Company will be liable for the balance payable for the remaining part of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with China NetTV Holdings Inc.'s (the "Company") consolidated financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2004 filed under Form 10-KSB, as amended.

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

Valuation of Long-Lived Assets - We review property, plant and equipment and other assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region could lead to impairment adjustments when identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

PLAN OF OPERATIONS

The Company had no revenues from operations since inception of the exploration stage (July 1, 2003). The operations of the Company have been financed through private placements and loans from shareholders.

The Company intends to explore for copper, gold and other base metal deposits in Tibet and other areas of China in view of China's recent economic growth demand on the need for domestic production of metals.

Currently, China places fourth in the worldwide production of copper but substantially falls short of its domestic requirements. The development of partially developed base and precious metal deposit in South Western China is seen as an opportunity to aid China in meeting its domestic requirements.

The majority of the Company's expenses for the three and six months ended June 30, 2005 have consisted of the following significant items: exploration expenses, consulting fees, legal and professional fees, and rental expenses. Such fees were incurred in connection with efforts to co-ordinate with Continental Minerals Corp. ("Continental") on the work of Highland Mining Inc. ("Highland") and corporate maintenance.

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

UPDATES ON MINERAL PROPERTIES

(a) Xietongmen Copper-Gold Property

A grid drilling program, designed to systematically delineate the copper-gold mineralization on the property is currently underway and is focused in an area measuring approximately 250 meters by 300 meters. The drill holes are located at 50 meters spacing to infill between and step out from the high-grade drill holes and cross cut reported in 2003 - 2004. The drill holes are placed to confirm continuity, structural controls and orientation of the mineralized body.

On July 13, 2005 CTVH and its exploration partner reported the assays from seven new drill holes and two previously reported holes that had been drilled in 2003
- 2004. The reported holes were mineralized to an average depth of 230 meters. The deepest intercept reached was 289 meters (948 feet) the shortest 180 (589 feet).

Six drill rigs have been mobilized to the site to rapidly delineate and expand this significant new copper-gold discovery and on July 26, 2005 seven new drill holes assay results were reported. The deepest hole attained 308.5 meters (1012 feet). For detail assay results visit our website: www.ctvh-holdings.com

CTVH expects to complete and report assays from the remaining 12 drill holes in the near future.

Phase - I of this program encompasses approximately 8,000 meters (25,000 feet) of drilling in approximately 26 holes.

(b) Acquisition of new mineral properties

On March 11, 2005, the Company acquired an additional 13 mineral prospects through a similar arrangement with Honglu Investment Holdings Inc. ("Honglu") and Honglu shareholders. The new mineral properties primarily represent copper-gold prospects. The Company has acquired the interests collectively known as Additional Rights by agreeing with the Honglu Shareholders to meet certain annual land payments and exploration / work commitments. The Company has increased its mineral exploration rights from 25 to 38 mineral properties.

In March and April 2005, the Company signed Lease and Option Agreements with three private companies in China to acquire 60% to 80% equity interest in 9 mineral properties in Tibet, China through spending a minimum of $200,000 to $400,000 on each of these properties each year for a two- year period. The

Company has committed to spend approximately $1.3 million in total on four of these mineral properties in year 2005.

The prospects under review represent a broad array of precious/base metal and industrial mineral targets and are at various stages of exploration. The Company intends to analyze which properties to retain in order to minimize upkeep expenditures. A first priority has been to select copper-gold/molybdenum targets that suggest porphyry style mineralization.

The Company has prioritized these properties with a view to seeking an experienced and capable mining company as a joint venture partner. The joint venture would be formed with the intention of exploring, developing and bringing into production the selected prospects.

The priority of the mineral properties on hand is summarized as follows:-


                                                Percentage                              Total
                                                ownership                               amount          Amount required
                                                upon            Minimum spending        spent up to     to reimburse
                Mineral         Mineral         exercise of     on exploration          June 30,        the government upon
Priorty         Property        types           agreements      required per annum      2005            commercial production
                                                                ------------------                      ---------------------
                                                                RMB            US$                      RMB               US$
                Banongla        Cu, Au          80% to 100%(1)  $695,800    $84,080     $ 65,506        $     -         $     -
                Donggapu        Cu, Au                     60%   218,900     26,452      190,933              -               -
Very high       Tangbai         Cu, Au          80% to 100%(1)   419,000     50,632      142,565              -               -
                Zemuduola       Cu, Au                     60%   179,600     21,703      292,322              -               -

(1) - The Company has an option to increase its holding to 100% of the mineral properties on fulfillment of conditions of the agreements.

Cu - Copper, Au - Gold


                                                Percentage                              Total
                                                ownership                               amount          Amount required
                                                upon            Minimum spending        spent up to     to reimburse
                Mineral         Mineral         exercise of     on exploration          June 30,        the government upon
Priorty         Property        types           agreements      required per annum      2005            commercial production
                                                                ------------------                      ---------------------
                                                                RMB            US$                      RMB               US$
                Duoxiasongduo   Cu, Mo                     65%  $ 29,400    $ 3,553     $      -        $ 3,840,000     $  464,026
                Malasongduo     Cu, Mo                     65%    33,100      4,000            -          6,100,000        737,124
High            Mangzong        Cu, Mo                     65%    44,100      5,329            -         14,515,200      1,754,017
                Banda           Cu, Mo          80%-100%(1)      942,000    113,831            -                  -              -
                Wada            Cu, Mo          80%-100%(1)      294,100     35,539            -                  -              -



                                                Percentage                              Total
                                                ownership                               amount          Amount required
                                                upon            Minimum spending        spent up to     to reimburse
                Mineral         Mineral         exercise of     on exploration          June 30,        the government upon
Priorty         Property        types           agreements      required per annum      2005            commercial production
                                                                ------------------                      ---------------------
                                                                RMB            US$                      RMB               US$

                Dingqinnong     Cu, Ag, Zn, Pb             65%  $ 43,700    $ 5,281     $      -        $ 6,678,000     $  806,970
                Gegongnong      Cu, Au                     65%   373,900     45,182            -         19,124,300      2,310,980
Medium          Jiama           Cu, Pb, Zn, Au             65%    13,972      1,688            -         30,000,000      3,625,200
                Jiama (S)       Cu, Pb, Zn, Au  80%-100%(1)      303,900     36,723            -                  -              -
                Niangguchu      Cu, Ag                     65%    11,200      1,353            -          5,042,400        609,324
                Zhanaga         Cu, Mo                     65%    33,000      3,988            -          5,509,600        665,780

(1) - The Company has an option to increase its holding to 100% of the mineral properties on fulfillment of conditions of the agreements.
Cu - Copper, Au- Gold, Mo- Molybdenum, Ag - Silver, Zn, - Zinc, Pb - Lead

Please refer to our web-site www.ctvh-holdings.com for updates on these properties.

Liquidity and Working Capital

As of June 30, 2005, the Company had total current assets of $1,568,680 and total current liabilities of $521,073 resulting in a positive working capital of $1,047,607. For the six-month period ended June 30, 2005, the Company received $1,200,000 from the proceeds from the issuance of 24,000,000 units of common stock subscribed for at $0.05 each. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and exploration and identification of mineral prospects in the future. A total of 3,360,000 shares were issued as a finder's fee for the transaction.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

        o Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer,
        o Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
        o "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of June 30, 2005, there were approximately 193,596,575 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

The regulation of the minerals industry in China may adversely affect our business because many Chinese laws, regulations and legal requirements with regard to foreign investments in the minerals industry are relatively new and untested, their interpretation and enforcement by Chinese authorities may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result, in many cases it is difficult to predict outcomes. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the minerals industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement, or the preemption of local regulations by national laws.

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

A general economic downturn in China could adversely affect our business. In the last few years, the general health of the economy in China, where we have conducted all of our operations to date, has been relatively strong and growing, a consequence of which has been increasing capital spending by individuals and growing companies to keep pace with rapid technological advances. To the extent the general economic health of China declines from recent levels, or to the extent individuals or companies fear a decline is imminent, these individuals and companies may reduce demand for minerals. Any decline or concern about an imminent decline could delay decisions among certain of our customers to purchase production if we ever have any or could delay decisions by our prospective customers to make initial commitments to purchase. Such downturn would have a material and adverse effect on our business, prospects, operating results and financial condition.

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


ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by them in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
31.1               Rule 13a-14(a) Certification of Chief Executive Officer
32.1               18 U.S.C. Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHINA NETTV HOLDINGS, INC.

Date:  August 19, 2005                  By: /s/ Anthony Garson
                                            ------------------------------------
                                        Chief Executive Officer (Principal
                                        Executive Officer)



Date:  August 19, 2005                  By: /s/ Anthony Garson
                                            ------------------------------------
                                        Chief Financial Officer (Principal
                                        Financial Officer)