Form 10QSB
period 2005-09-30
CHINA NETTV HOLDINGS INC
filed 2005-11-17
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                For the quarterly period ended September 30, 2005

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

Common Stock, $0.001 par value: 193,596,575 shares outstanding as of November 3, 2005 (latest practicable date).

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements


                             CHINA NETTV HOLDINGS INC.
                          (an Exploration Stage Company)
                            CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 2005
                                    (Unaudited)

                                                                                         September 30,      December 31,
Stated in U.S. dollars                                                                       2005               2004
ASSETS                                                                                    (Unaudited)         (Audited)
---------------------------------------------------------------------------------------------------------------------------


Current Assets
  Cash and cash equivalents                                                          $          908,388 $          900,309
  Prepaid expenses and other current assets                                                       9,792              2,287
  Prepaid expenses - related party                                                                  510                831
---------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                            918,690            903,427

Investment - at equity (Note 3)                                                                       -            800,000

Fixed assets, net (Note 4)                                                                       13,546              9,058
---------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $          932,236 $        1,712,485
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables and accrued expenses                                             $          394,143 $           47,082
  Fair value - potential shares to be issued in excess of authorized
    share capital, adjusted for changes in fair value (Note 5(a))                             6,482,898                  -
  Promissory note payable                                                                             -            100,000
  Due to related party (Note 2)                                                                   3,380              2,453
---------------------------------------------------------------------------------------------------------------------------
                                                                                              6,880,421            149,535

Commitments and Contingencies (Note 6)                                                                -                  -

Stockholders' Equity and Deficiency
  Common Stock : $0.001 Par Value
    Authorized : 200,000,000
    Issued and Outstanding : 193,596,575                                                        193,596            142,236
Subscription received for 24,000,000 shares                                                           -          1,200,000
  Additional paid in capital                                                                  5,890,967          3,542,327
  Agreement to issue common stock for acquisition cost (65,000,000 shares) (Note 3)                   -                  -
  Agreement to issue common stock for finder's fee (9,639,000 shares) (Note 3)                  771,120            771,120
  Accumulated Other Comprehensive Loss                                                           (3,709)                 -
  Accumulated deficit prior to exploration stage                                             (1,554,790)        (1,554,790)
  Accumulated deficit during exploration stage                                              (11,245,369)        (2,537,943)

---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity and Deficiency                                                    (5,948,185)         1,562,950

---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                            $         932,236  $       1,712,485
===========================================================================================================================

          (See condensed notes to the consolidated financial statements)


                                    CHINA NETTV HOLDINGS INC.
                                 (an Exploration Stage Company)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three-month and nine-month periods ended September 30, 2005 and 2004 and cumulative amounts from inception (July 1, 2003)
                                           (Unaudited)

                                                                    Three months ended              Nine months ended
                                                Cumulative              September 30,                  September 30,
Stated in U.S. dollars                         from Inception       2005           2004           2005            2004

Revenue                                                  $ -         $ -            $ - -          $ - -                $ -
----------------------------------------------------------------------------------------------------------------------------
Expenses
  Exploration expenses  (Note 3)                   1,055,450         364,124              -       1,055,450               -
  General and administrative                       2,136,334         165,697        120,595         391,639       1,291,830
----------------------------------------------------------------------------------------------------------------------------
  Finder's fees                                      771,120               -              -               -               -
                                                   3,962,904         529,821        120,595       1,447,089       1,291,830

Operating Loss                                    (3,962,904)       (529,821)      (120,595)     (1,447,089)     (1,291,830)

Other Income and Expenses
   Interest income                                    22,641           6,279              -          22,579               -
   Equity loss                                      (800,000)              -              -        (800,000)              -
   Accounts payable written off                        3,453               -              -               -               -
   Interest expenses                                  (9,652)              -              -             (18)              -
   Loss on disposal of fixed assets                  (16,009)              -              -               -         (18,742)
   Fair value of potential shares to be issued
      in excess of authorized share capital       (6,482,898)     (1,525,901)             -      (6,482,898)              -
----------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Stockholders      $ (11,245,369)    $(2,049,443)     $(120,595)    $(8,707,426)    $(1,310,572)
============================================================================================================================


Loss per share attributable to common stockholders:                  $ (0.01)       $ (0.00)        $ (0.05)        $ (0.02)
                                                             ===============================================================

Weighted average number of common shares outstanding:
  Basic and diluted                                              193,596,575     66,675,200     185,743,095      65,352,974
                                                             ===============================================================



         (See condensed notes to the consolidated financial statements)


                                            CHINA NETTV HOLDINGS INC.
                                         (an Exploration Stage Company)
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                       for the period from inception (July 1, 2003) to September 30, 2005
                                                   (Unaudited)

                                                                              Accumulated  Accumulated  Accumulated
                                                                                other        Deficit      Deficit     Agreement
                                            Stock     Additional              comprehen-   prior to      during       to issue
                                  Common   Amount At  Paid In   Subscription    sive      exploration   exploration    common
Stated in U.S. dollars            Shares   Par Value  Capital    received      loss          stage         stage       stock   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2003 (incep-
  tion)                          37,446,200  $37,446 $1,364,802    $     -      $ - $(1,554,790)          $ -       $ -   $(152,542)

Issuance of common stock for
  acquisition costs on July
  23, 2003                       97,700,000   97,700    (97,700)         -        -           -             -         -           -

Issuance of common stock for
  acquisition costs on July
  23, 2003 - related party        6,839,000    6,839     (6,839)         -        -           -             -         -           -

Compensation cost - stock
  options                                 -        -    210,000          -        -           -             -         -     210,000

Net loss, two months ended
  August 31, 2003                         -        -          -          -        -           -      (312,248)        -    (312,248)

------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2003        141,985,200  141,985  1,470,263          -        -  (1,554,790)     (312,248)        -    (254,790)

Issuance of common stock for
  cash @$0.06 on October 29,
  2003                           15,000,000   15,000    885,000          -        -           -             -         -     900,000

Issuance of common stock for
  7% finders fee for shares
  issued on October 29, 2003      1,050,000    1,050     (1,050)         -        -           -             -         -           -

Exercise of Series A stock
  purchase warrants @$0.10 on
  December 11, 2003                  50,000       50      4,950          -        -           -             -         -       5,000

Exercise of Series B stock
  purchase warrants @$0.15
  on December 23, 2003              250,000      250     37,250          -        -           -             -         -      37,500

Exercise of Series A stock
  purchase warrants @$0.10
  on December 23, 2003              250,000      250     24,750          -        -           -             -         -      25,000

Compensation cost - stock
  options                                 -        -     10,000          -        -           -             -         -      10,000

Net loss, four months ended
  December 31, 2003                       -        -          -          -        -           -      (380,869)        -    (380,869)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003      158,585,200  158,585  2,431,163          -        -  (1,554,790)     (693,117)        -     341,841

Exercise of Series A stock
  purchase warrants @$0.10
  on January 6, 2004                 50,000       50      4,950          -        -           -             -         -       5,000

Exercise of Series A stock
  purchase warrants @$0.10
  on January 27, 2004             2,940,000    2,940    291,060          -        -           -             -         -     294,000

Issuance of common stock
  into escrow for acquisi-
  tion of mineral property
  on April 15, 2004              32,000,000   32,000    (32,000)         -        -           -             -         -           -

Issuance of common stock
  for legal services @$0.10
  on April 12, 2004               2,800,000    2,800    277,200          -        -           -             -         -     280,000

Exercise of Series C stock
  purchase warrants @$0.08
  on October 1, 2004                200,375      200     15,830          -        -           -             -         -      16,030

Cancellation of common stock
  issued for acquisition
  costs (129,700,000 shares),
  finder's fee (6,839,000
  shares) and legal costs
  (2,800,000 shares)
  on July 23, 2003 & April
  12, 2004                     (139,339,000)(139,339)  (140,661)         -        -           -             -         -    (280,000)

Issuance of common stock for
  the partial acquisition of
  Highland Mining Inc. @
  historical cost on December
  28, 2004 (85,000,000 shares)   85,000,000   85,000    715,000          -        -           -             -         -     800,000

Issuance of agreement to issue
  common stock for the partial
  acquisition of Highland Min-
  ing Inc. on December 28, 2004
  (65,000,000 shares)                    -         -          -          -        -           -             -         -           -

Subscription received on Decem-
  ber 31, 2004 for private
  placement of 24,000,000 shares
  @$0.05                                 -         -          -  1,200,000        -           -             -             1,200,000

Issuance of Agreement To Issue
  Common Stock for finder's fee
  on acquisition of Highland
  Mining Inc. @$0.08 on December
  28, 2004 (9,639,000 shares)           -          -          -          -        -           -             -   771,120     771,120




                                            CHINA NETTV HOLDINGS INC.
                                         (an Exploration Stage Company)
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                       for the period from inception (July 1, 2003) to September 30, 2005
                                                   (Unaudited)

                                                                              Accumulated  Accumulated  Accumulated
                                                                                other        Deficit      Deficit     Agreement
                                            Stock     Additional              comprehen-   prior to      during       to issue
                                  Common   Amount At  Paid In   Subscription    sive      exploration   exploration    common
Stated in U.S. dollars            Shares   Par Value  Capital    received      loss          stage         stage       stock   Total
------------------------------------------------------------------------------------------------------------------------------------

Legal fees incurred for the
  issuance of common stock on
  December 28, 2004 in connec-
  tion with the partial acqui-
  sition of Highland Mining Inc.        -          -    (20,215)         -        -           -             -         -     (20,215)

Net loss, year ended December
  31, 2004                              -          -          -          -        -           -    (1,844,826)        -  (1,844,826)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004      142,236,575  142,236  3,542,327  1,200,000        -  (1,554,790)   (2,537,943)  771,120   1,562,950

Issuance of common stock for
  cash @$0.05 on February 7,
  2005                           24,000,000   24,000  1,176,000 (1,200,000)       -           -             -         -           -

Issuance of common stock for
  7% finder's fee for shares
  issued on February 7, 2005      1,680,000    1,680     (1,680)         -        -           -             -         -           -

Issuance of common stock for
  cash @$0.05 on February 8,
  2005                           17,000,000   17,000    833,000          -        -           -             -         -     850,000

Issuance of common stock for
  cash @$0.05 on March 10,
  2005                            5,000,000    5,000    245,000          -        -           -             -         -     250,000

Issuance of common stock for
  cash @$0.05 on March 14,
  2005                            2,000,000    2,000     98,000          -        -           -             -         -     100,000

Issuance of common stock for
  7% finder's fee for shares
  issued on February 8, March
  10 & March 14, 2005             1,680,000    1,680     (1,680)         -        -           -             -         -           -

Foreign currency translation
  adjustments                             -        -          -          -   (3,709)          -             -         -      (3,709)

Net loss, nine months ended
  September 30, 2005                      -        -          -          -        -           -    (8,707,426)        -  (8,707,426)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005     193,596,575 $193,596 $5,890,967   $      - $(3,709) $(1,554,790) $(11,245,369) $771,120 $(5,948,185)
====================================================================================================================================


         (See condensed notes to the consolidated financial statements)


                                    CHINA NETTV HOLDINGS INC.
                                 (an Exploration Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the nine-month periods ended September 30, 2005 and 2004 and cumulative amounts from inception (July 1, 2003)
                                           (Unaudited)

                                                                     Cumulative
Stated in U.S. dollars                                               from Inception       2005            2004
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                          $ (11,245,369)    $ (8,707,426)   $ (1,310,572)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                          23,057            5,433          10,515
    Equity loss                                                           800,000          800,000               -
    Compensation cost - stock options                                     220,000                -               -
    Translation adjustments                                                (3,709)          (3,709)              -
    Agreement to issued common stock for finder's fee                     771,120                -         280,000
    Accounts payable written off                                           (3,453)               -               -
    Loss on disposal of fixed assets                                       16,009                -          18,742
    Change in fair value of potential shares to be issued in excess of
       authorized share capital                                         6,482,898        6,482,898               -
    Changes in assets and liabilities
      Increase in prepaid expenses and other current assets                (9,792)          (7,505)         (2,207)
      (Increase) Decrease in prepaid expenses - related party                (510)             321          22,442
      (Increase) Decrease in security deposits                                  -                -           3,052
      Increase (Decrease) in accounts payable and accrued expenses        330,738          347,061          68,237
      Increase (Decrease) in accrued expenses - related party                 927              927         (78,000)
-------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                (2,618,084)      (1,082,000)       (987,791)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Equipment and automobile additions                                      (55,190)          (9,921)         (2,061)
  Proceeds on disposal of fixed assets                                     44,525                -          44,525
-------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities               (10,665)          (9,921)         42,464
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances (repayments) - amount due to related parties                   (93,540)               -          89,264
  Principal payments - installment loans payable                          (52,230)               -         (50,130)
  Promissory note payable - related party                                       -         (100,000)        100,000
  Proceeds from the issuance of common stock                            3,682,530        2,400,000         299,000
  Subscription received                                                         -       (1,200,000)              -
-------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                       3,536,760        1,100,000         438,134
-------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                          908,011            8,079        (507,193)

Cash and cash equivalents - beginning of period                               377          900,309         510,859

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                               $ 908,388        $ 908,388         $ 3,666
===================================================================================================================


Supplemental Information :
Cash paid for :
    Interest                                                              $ 6,257             $ 18            $ 46
    Income taxes                                                                -                -               -

Non-cash investing and financing activities :
    Common stock issued for services rendered                                 $ -              $ -       $ 280,000
    Common stock issued for acquisition of Highland Mining Inc.           800,000                -               -
    Agreement to issue common stock for acquisition of Highland Mining Inc.     -                -               -
    Agreement to issue common stock for finder's fees paid for
      acquisition of Highland Mining Inc.                                 771,120                -               -

         (See condensed notes to the consolidated financial statements)

                            CHINA NETTV HOLDINGS INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

To meet these objectives, the Company raised $2,400,000 pursuant to a non-brokered private placement of 48,000,000 shares of common stock at $0.05 per share during the first quarter of 2005. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Additionally, the Company has also consummated the partial acquisition of Highland Mining Inc. ("Highland") from the former shareholders of Highland ("Highland Shareholders"). Highland Shareholders have certain rights or options to, or interests in 38 mineral properties (including Xietongmen Copper-Gold Property) in Tibet, China. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

Principles of consolidation

The Company acquired 100% interest in Great China Mining (Canada), Inc., a company incorporated on April 20, 2005, under the laws of British Columbia,
Canada, with certain officers and directors the same as that of the Company. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

Concentration Of Credit Risk

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

Significant Accounting Policies

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock

The Company accounts for derivative financial instruments indexed to, and potentially settled in, the Company's own common shares as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19. For all contractual arrangements for which the Company does not have a sufficient number of authorized and unissued shares and the share settlement is not controlled by the Company, i.e. shareholder approval is required to be obtained to increase the Company's authorized shares in order to net-share or physically settle a contract, the Company is required to recognize an asset or liability measured at fair value. Changes in fair value are reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts are included in earnings. The classification of a contract is reassessed at each balance sheet date.

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

Consulting Fees - During the three-month and nine-month periods ended September 30, 2005, the Company incurred consulting fees of $59,316 (2004: $64,254) and $148,601 (2004: $312,240) to certain directors and officers of the Company.

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

Due to related parties of $3,380 are owing to a director and a company with common directors and are unsecured, non-interest bearing and has no specific terms of repayment.


NOTE 3 - INVESTMENT IN HIGHLAND MINING INC. AND 46 OTHER MINERAL PROPERTIES

On November 5, 2004, the Company and Highland Shareholders entered into a Share Exchange Agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and an Agreement to Issue Shares for issuance of 65,000,000 of the Company's common shares in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions hereafter set forth:

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

The Company also issued an Agreement to Issue Shares for 9,639,000 common shares as finder's fee for the transaction.

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

Net investment in Highland at September 30, 2005 follows:

Historical cost of 500,000 shares of Highland Mining Inc.       $ 800,000
Equity in undistrbuted losses of investee company                (800,000)
                                                                ----------
Investment in equity                                            $       -
                                                                ==========

In March and April 2005, the Company signed Lease and Option Agreements with three private companies in China to acquire 60% to 80% equity interest in nine mineral properties in Tibet, China through spending a minimum of $200,000 to $400,000 on each of these properties each year for a two- year period. The Company has committed to spend approximately $1.75 million in total on four of these mineral properties in year 2005. Up to September 30, 2005, total exploration expenses incurred by the Company on these four mineral properties were $1,055,450, which can be summarized as follows:-


Mineral properties                Banongla      Donggapu       Tangbai       Zemuduola       Total
-------------------------------------------------------------------------------------------------------
Exploration expenses
     Drilling                             $ -      $ 17,503       $ 73,755      $ 80,248     $ 171,506
     Geological survey                 62,564        61,639         38,540        76,423       239,166
     Geophysical                            -        42,921         64,488        49,096       156,505
     Miscellaeous                       3,711        19,858          8,737        39,883        72,189
     Road construction                      -        77,030                      110,101       187,131
     Surface and adit work                  -        40,515         29,125        70,228       139,868
     Travel                             1,053         8,328          6,301        12,873        28,555
     Wages and benefits                 1,306        14,618          7,292        37,314        60,530
                               ------------------------------------------------------------------------
                                     $ 68,634     $ 282,412      $ 228,238     $ 476,166   $ 1,055,450
                               ========================================================================

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                                          $ 1,155
Computer equipment                                         21,963
Computer software                                           1,014
                                                   ---------------
                                                           24,132
Less: accumulated depreciation                            (10,586)
                                                   ---------------
                                                         $ 13,546
                                                   ===============

Depreciation charged to operations for the three-month and nine-month periods ended September 30, 2005, and the period from inception to September 30, 2005, amounted to $1,898 (2004: $1,477), $5,433 (2004: $10,515), and $23,056,
respectively.

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS

a. Common Stock

Private Placement

Upon the completion of the non-brokered private placement in the first quarter of 2005 for 48,000,000 units subscribed for at $0.05 per unit, the Company issued 48,000,000 units consisting of one common share and one non-transferable share purchase warrant (Series "E" Warrant) entitling the holder to purchase one common share for two years at $0.08 per share in the first year or $0.25 in the second year. The Company also issued 3,360,000 shares as finders' fee for the transaction.

Potential Shares to be Issued in Excess of Authorized Share Capital

As of September 30, 2005, the Company had 42,796,950 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, that were in excess of the unissued shares from the authorized share capital ("the potential shares"). The fair value of the potential shares was $6,482,898 and has been recorded as an expense with an offset to current liabilities.

The fair value of the potential shares to be issued is estimated at September 30, 2005 using the Black-Scholes option pricing model with weighted average assumptions as follows:

Risk free interest rate                                      3.06% to 3.30%
Expected life of warrants and options in years           0.45 to 1.00 years
Expected volatility                                       88.60% to 106.03%
Dividend per share                                                    $0.00

b. Stock Options

As of September 30, 2005, there are 1,000,000 stock options outstanding. 5,000,000 stock options at an exercise price of $0.40 each expired on May 31, 2005. No options were canceled, forfeited, or exercised during the nine months ended September 30, 2005. The weighted average exercise price of the options outstanding and exercisable is $0.10 and the weighted average remaining contractual life is 0.92 years.

c. Stock Purchase Warrants

The outstanding stock purchase warrants as of September 30, 2005 can be summarized as follows:-



                      Number                    Exercise price                     Expiry
  Warrants         outstanding                  for each share                      date

Series "D"                 200,375                                  $0.75   September 30, 2006
Series "E"              48,000,000   $0.08 on or before March 14, 2006      March 14, 2007
                                     or $0.25 thereafter
                -------------------
                        48,200,375
                ===================

During the nine months ended September 30, 2005, 3,040,000 Series "B" and 15,849,625 Series "C" Warrants were expired and no warrants were exercised.

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

The Company is also required to reimburse the previous exploration expenditures incurred by the Chinese regulatory authority in a mineral property if the Company decides to have commercial mining of that property. The Company has to pay approximately $13.4 million to the Chinese authority if all the 46 mineral properties are put into commercial production.

Potential Shares to be Issued in Excess of Authorized Share Capital - See Note 5(a).


NOTE 7 - SUBSEQUENT EVENTS

On November 9, 2005, 3,000,000 Series "E" warrants were exercised at $0.08 each for $240,000. On November 14, 2005, another 3,000,000 Series "E" warrants were exercised at $0.08 each for $240,000.

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

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. During the three and nine months ended September 30, 2005, the Company recorded the change in fair value of potential shares to be issued under contractual arrangements that are in excess of the authorized share capital as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19. The net effect was an increase in current liabilities and net loss for the three and nine months ended September 30, 2005 by $1,525,901 and $6,482,898, respectively. As of September 30, 2005, the Company had 42,796,950 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, in excess of the unissued shares from the authorized share capital.

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

The  majority of the  Company's  expenses  for the three and nine  months  ended
September 30, 2005 have consisted of the following significant items: exploration expenses, consulting fees, legal and professional fees, and rental expenses. Such fees were incurred in connection with efforts to carry out the exploration program on a prioritized basis and corporate maintenance.

Additionally, during the three and nine months ended September 30, 2005, the Company recorded the fair value of potential shares to be issued under contractual arrangements that are in excess of the authorized share capital as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19 with the change in fair value reported in earnings. The net effect was an increase in current liabilities and net loss for the three and nine months ended September 30, 2005, by $1,525,901 and $6,482,898, respectively. Although this was a non-cash entry affecting the results of operations for the quarter ended, the amount represents the amount the Company would have to pay to repurchase shares in the open market to satisfy the exercise by holders of the warrants and options under contractual arrangements. If any or all of the holders choose to exercise their warrants or options, the Company does not currently have the financial resources to meet its obligations. Although the liability exists and there is a possibility the holders of the warrants or options to choose to exercise, management believes the possibility of this
occurrence  is  remote  as   approximately   all  of  the  holders  are  current
shareholders,   officers  or  directors  of  the  Company  and   understand  the
significant consequences to the Company under these circumstances. As of September 30, 2005, the Company had 42,796,950 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, in excess of the unissued shares from the authorized share capital. Management does not expect any cash outlay due to recognition of this liability.

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

CONCENTRATION OF CREDIT RISK

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

PRIORITY OF MINERAL PROPERTIES

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

The Company has committed to spend approximately $1.3 million in total on four of these mineral properties, Zemuduola, Banongla, Tangbai and Donggapu, in year 2005. In view of the favourable results on the current exploration programs, the Company has increased its commitment to spend approximately $1.75 million in total on these four properties in year 2005.


The priority of the mineral properties on hand is summarized as follows:-


                                               Percentage                                       Total
                                                ownership                                      amount          Amount required
                                                  upon               Minimum spending        spent up to         to reimburse
                    Mineral        Mineral     exercise of            on exploration         September 30,    the government upon
   Priority         Property        types      agreements           required per annum          2005          commercial production
                                                                    RMB           US$                          RMB             US$
  Very high    Banongla           Cu, Au         80% - 100%(1)    $ 695,800       $ 86,175     $ 68,634          $ -            $ -
               Donggapu           Cu, Au                  60%       218,900         27,111      282,412            -              -
               Tangbai            Cu, Au         80% - 100%(1)      419,000         51,893      228,238            -              -
               Zemuduola          Cu, Au                  60%       179,600         22,243      476,166            -              -

(1) - The Company has an option to increase its holding to 100% of the mineral properties on fulfillment of conditions of the agreements.

Cu - Copper, Au - Gold


                                                     Percentage                                 Total
                                                    ownership                                  amount          Amount required
                                                      upon               Minimum spending    spent up to         to reimburse
                  Mineral            Mineral       exercise of           on exploration       September 30,   the government upon
 Priority         Property            types        agreements           required per annum      2005          commercial production
                                                                        RMB           US$                    RMB               US$
   High      Duoxiasongduo      Cu, Mo                     65%      $ 29,400        $ 3,641     $ -      $ 3,840,000       $ 475,584
             Malasongduo        Cu, Mo                     65%        33,100          4,099       -        6,100,000         755,485
             Mangzong           Cu, Mo                     65%        44,100          5,462       -       14,515,200       1,797,708
             Bande              Cu, Mo            80% - 100%(1)      942,000        116,667       -                -               -
             Wada               Cu, Mo            80% - 100%(1)      294,100         36,424       -                -               -

  Medium     Dingqinnong        Cu, Ag, Zn, Pb             65%      $ 43,700        $ 5,412     $ -      $ 6,678,000       $ 827,070
             Gegongnong         Cu, Au                     65%       373,900         46,308       -       19,124,300       2,368,545
             Jiama              Cu, Pb, Zn, Au             65%        13,972          1,730       -       30,000,000       3,715,500
             Jiama (S)          Cu, Pb, Zn, Au    80% - 100%(1)      303,900         37,638       -                -               -
             Niangguchu         Au, Ag                     65%        11,200          1,387       -        5,042,400         624,501
             Zhanaga            Cu, Mo                     65%        33,000          4,087       -        5,509,600         682,364

(1) - The Company has an option to increase its holding to 100% of the mineral properties on fulfillment of conditions of the agreements.

Cu - Copper, Au - Gold, Mo - Molybdenum, Ag - Silver, Zn - Zinc, Pb - Lead


                                                  Percentage                                      Total
                                                  ownership                                      amount        Amount required
                                                     upon            Minimum spending          spent up to       to reimburse
                   Mineral              Mineral  exercise of         on exploration           September 30,   the government upon
Priority          Property               types    agreements        required per annum            2005        commercial production
                                                                    RMB           US$                           RMB              US$
   Low     Chaerkang               Cu, Au                  65%     $ 537,900       $ 66,619        $ -            $ -            $ -
           Chawudaerga             Cu, Fe                  65%       458,500         56,785          -              -              -
           Chenxiong               Cu, Au                  65%       460,300         57,008          -              -              -
           Gaerqiong               Cu, Au                  60%        79,600          9,858          -         49,500          6,131
           Jiangeluopu             Cu, Fe                  65%       413,100         51,162          -              -              -
           Kexiangma               Cu, Au                  65%       458,900         56,835          -              -              -
           Lajie                   Cu, Fe                  65%       961,900        119,131          -              -              -
           Numamaerge              Cu, Fe                  65%       439,800         54,469          -              -              -
           Xianqian                Cu, Fe                  65%       459,900         56,959          -              -              -
           Xibu                    Cu, Fe                  65%       481,600         59,646          -              -              -
           Yeluansang              Cu, Au                  65%       462,300         57,256          -              -              -
           Zhaduogaerbo            Cu, Au                  60%       347,500         43,038          -              -              -
           Zhuola Suotong          Cu, Au                  65%       479,300         59,361          -              -              -
           Zongdu                  Cu, Fe                  65%       470,700         58,296          -              -              -

Cu - Copper, Au - Gold, Fe - Iron


                                                Percentage                                      Total
                                                ownership                                       amount        Amount required
                                                   upon            Minimum spending          spent up to       to reimburse
               Mineral          Mineral        exercise of          on exploration           September 30,   the government upon
 Priority     Property           types          agreements        required per annum             2005       commercial production
                                                                  RMB            US$                         RMB               US$
Very low    Binda               Pb, Sb, Ag            65%      $ 51,500         $ 6,378       $ -           $ 338,800      $ 41,960
            Ganzhongxiong       Pb, Zn                65%        64,500           7,988         -             156,200        19,345
            Gexiong             Ni, Ta               100%        37,000           4,582         -                   -             -
            Jiaduoling          Fe                    65%       171,600          21,253         -             312,200        38,666
            Jiduipu             Marble                65%       103,000          12,757         -                   -             -
            Kada                Quartz sandstone      65%        37,200           4,607         -                   -             -
            Lazi                Cr, Fe                65%       359,200          44,487         -                   -             -
            Lamayejia           Cr, Fe                65%       598,100          74,075         -                   -             -
            Longrenla           Fe                    65%       466,600          57,788         -                   -             -
            Meiduo              Sb                    65%        13,197           1,634         -          11,610,800     1,437,998
            Nanyuela            Pb, Zn                65%       132,200          16,373         -             197,400        24,448
            Nianggui            Corundum              65%        41,200           5,103         -           1,367,800       169,402
            Panong              Ni, Ta               100%        22,400           2,774         -                   -             -
            Qinong              Ni, Ta               100%     1,181,000         146,267         -                   -             -
            Youzha              Salt                  65%       129,200          16,001         -           5,570,000       689,844
            Yuqu                Ir, Os                65%        55,100           6,824         -             100,200        12,410
            Zonglongge          Ni, Ta                65%        64,000           7,926         -             100,000        12,385


Cu - Copper, Au - Gold, Mo - Molybdenum, Ag - Silver, Zn - Zinc, Pb - Lead, Sb - Antimony, Ni - Nickel, Ta - Tantalum,

Fe - Iron, Cr - Chromium, Ir - Iridium, Os - Osmium


Please refer to our web-site www.ctvh-holdings.com for updates on these properties.

UPDATES ON MINERAL PROPERTIES

(a) Xietongmen Copper-Gold Property

A grid drilling program, designed to systematically delineate the copper-gold mineralization on the property is currently underway and is focused in an area measuring approximately 250 meters by 300 meters. Six drill rigs are on site with the goal to systematically delineate the deposit that is open to expansion in all lateral directions. The drill holes are located at 50 meters spacing to infill between and step out from the high-grade drill holes and cross cut reported in 2003-2005. The drill holes are placed to confirm continuity, structural controls and orientation of the mineralized body.

Statistics for Drilling program on Xietongmen Copper - Gold Property - 2005


                                                 Up to June 30, 2005     July - Sep 2005     Up to Sep 30, 2005
1. Drilled (meter)                                     4,911.80              8990.06              13,901.86
----------------------------------------------- ----------------------- ------------------- ----------------------
2. Area covered (meter by meter)                      150 x 200              250 x300             250 x300
----------------------------------------------- ----------------------- ------------------- ----------------------
3. Assay results reported (hole)                          -               22 drill holes       22 drill holes
----------------------------------------------- ----------------------- ------------------- ----------------------
   3.1 Average mineralized length (meter)                 -                   230.82               230.82
----------------------------------------------- ----------------------- ------------------- ----------------------
   3.2 Longest mineralized length (meter)                 -                    321                   321
----------------------------------------------- ----------------------- ------------------- ----------------------
   3.3 Shortest mineralized length (meter)                -                    55.5                 55.5
----------------------------------------------- ----------------------- ------------------- ----------------------

(b) Four properties surrounding Xietongmen Copper-Gold Property


In conjunction with Chinese advisors and an independent consultant, the Company instigated a work program on Zemuduola, Donggapu, Tangbai and Banongla properties surrounding Xietongmen in 2005 to be completed by year-end 2005. (Press Release June 29, 2005)

(i) Zemuduola

A decision was made to complete an eighteen km access road through the Zemuduola property in order to readily access the above zones and additional anomalous targets located on both the Zemuduola and the adjacent Donggapu property. The road allowed mobilization of trenching and bulldozer equipment and a drill rig as a prelude to a planned diamond-drilling program.


Allocated field work                                                    Completed as of September 30, 2005
----------------------------------------------------------------------- -----------------------------------------
1:2,000 geological mapping covering 9 sq. km                            4.5 sq. km
----------------------------------------------------------------------- -----------------------------------------
Geophysical IP survey covering 9 km (Revised 10.80 km)                  10.80 km
----------------------------------------------------------------------- -----------------------------------------
Trenching program- 3,000 cu. meters (Revised 4,472 cu. meters)          4,472 cu. meters
----------------------------------------------------------------------- -----------------------------------------
Drilling program- 1,500 meters                                          226.4 meters
----------------------------------------------------------------------- -----------------------------------------

(ii) Donggapu

The above-mentioned 18 km access road extends 7 km into Zone IV on Donggapu property. An additional eight kilometers of road accessing Zone IV to Zone III is still in process.


Allocated field work                                                  Completed as of September 30, 2005
--------------------------------------------------------------------- ---------------------------------------
1: 5,000 geological mapping covering 12 sq. km                        10 sq. km
--------------------------------------------------------------------- ---------------------------------------
1:10,000 geochemical soil survey: 10 sq. km                           10 sq. km
--------------------------------------------------------------------- ---------------------------------------
Geophysical IP survey covering 7 km (Revised 21.9 km)                 21.9 km
--------------------------------------------------------------------- ---------------------------------------
Trenching program- 2,000 cu. meters (Revised 5,442 cu. meters)        5,442 cu. meters
--------------------------------------------------------------------- ---------------------------------------
Drilling program- 900 meters                                          Hole ZK701 in process
--------------------------------------------------------------------- ---------------------------------------

(iii) Tangbai


Allocated field work                                                  Completed as of September 30, 2005
--------------------------------------------------------------------- ---------------------------------------
1:25,000 geological mapping survey covering 37.9 sq. km               37.9 sq. km
--------------------------------------------------------------------- ---------------------------------------
1:50,000 geochemical stream survey: 37.9 sq. km                       37.9 sq. km
--------------------------------------------------------------------- ---------------------------------------
Geophysical IP survey covering 12 km                                  10.18 km
--------------------------------------------------------------------- ---------------------------------------
Trenching program- 2,000 cu. meters                                   1,509 cu. meters
--------------------------------------------------------------------- ---------------------------------------
Drilling program- 393 meters                                          393 meters
--------------------------------------------------------------------- ---------------------------------------


(iv) Banongla

Allocated field work                                                  Completed as of September 30, 2005
--------------------------------------------------------------------- ---------------------------------------
1: 25,000 geological mapping covering 69.6 sq. km                     69.6 sq. km
--------------------------------------------------------------------- ---------------------------------------
1:50,000 geochemical stream survey: 69.6 sq. km                       69.6 sq. km
--------------------------------------------------------------------- ---------------------------------------
Trenching program- 200 cu. meters                                     200 cu. meters
--------------------------------------------------------------------- ---------------------------------------

Most of the fieldwork has been completed on all the properties except for the drilling program on the Zemuduola and Donggapu properties. Assay results for the ZK801 drill core from the Zemuduola property is pending. Assay results from the Tangbai drill site is also pending. In addition, trench samples taken from both Donggapu and Zemuduola are pending.


Liquidity and Working Capital

As of September 30, 2005, the Company had total current assets of $918,690 and total current liabilities of $6,880,421 resulting in a negative working capital of $5,961,731. For the nine-month period ended September 30, 2005, the Company received $1,200,000 from the proceeds from the issuance of 24,000,000 units of common stock subscribed for at $0.05 each. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement will be used for working capital and exploration and identification of mineral prospects in the future. A total of 3,360,000 shares were issued as a finder's fee for the transaction.

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

Potential Shares to be Issued in Excess of Authorized Share Capital

The Company has 42,796,950 potential shares to be issued under contractual arrangements, mainly from outstanding warrants and options, in excess of the Company's unissued shares from its authorized share capital. If any or all of the holders of these convertible equity instruments elect to exercise their warrants or options, the Company would not currently have the financial resources to meet its obligations. Although the liability exists and there is a possibility the holders of the warrants or options choose to exercise, management believes the possibility of this occurrence is remote as approximately all of the holders are current shareholders, officers or directors of the Company and understand the significant consequences to the Company under these circumstances.

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

(i) Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers and inexperienced sales persons;
(ii) The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH. As of September 30, 2005, there were approximately 193,596,575 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dependence on Executive Officers and Technical Personnel

The success of our business plan depends on attracting qualified personnel and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel, which is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

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

If future operations are unprofitable, we will be forced to develop another line of business, or to finance our operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability or financial resources or plans to enter any other business as of this date.

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

There were no changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 9, 2005, the Company sold 3,000,000 shares pursuant to exercise of Series E Warrants at $.08 per share for total proceeds of $240,000. The proceeds will be used to pay operating and exploration expenses. The sale was conducted under an exemption from Registration under Reg. S and Section 4(6). On November 14, 2005, another 3,000,000 Series "E" warrants were exercised at $0.08 each for $240,000.

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

                           CHINA NETTV HOLDINGS, INC.





Date:  November 11, 2005                  By: /s/ Anthony Garson
                                            ------------------------------------
                                        Chief Executive Officer (Principal
                                        Executive Officer)



Date:  November 11, 2005                  By: /s/ Anthony Garson
                                            ------------------------------------
                                        Chief Financial Officer (Principal
                                        Financial Officer)