Form 10KSB
period 2005-12-31
GREAT CHINA MINING, INC
filed 2006-03-31
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For the Year Ended December 31, 2005

                         Commission file number: 0-26217

                            GREAT CHINA MINING, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


                            CHINA NETTV HOLDINGS INC.
                            -------------------------
                           (Former Name of Registrant)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]   No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]


State issuer's revenues for its most recent fiscal year. $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005: $37,923,349.

Number of outstanding shares of the registrant's par value $0.001 common stock, as of December 31, 2005: 199,596,575

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB) (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).


Traditional Small Business Disclosure Format (Check one):  Yes [-}   No [X]

                             GREAT CHINA MINING INC.
                                   FORM 10-KSB


                                     INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Description of Business..............................................4

Item 2.   Description of Properties............................................8

Item 3.   Legal Proceedings....................................................9

Item 4.   Submission of Matters of a Vote of Security Holders..................9

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................10

Item 6.   Management's Discussion and Analysis or Plan
          of Operation........................................................11

Item 7.   Financial Statements................................................22

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................22

Item 8A.  Controls and Procedures.............................................22

Item 8B.  Other Information...................................................23


                                    Part III

Item 9.   Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of the Exchange Act..........23

Item 10.  Executive Compensation..............................................26

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................27

Item 12.  Certain Relationships and Related Transactions......................29

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K....................................30

Item 14.  Principal Accountant Fees and Services..............................30

Signatures....................................................................50

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

(a) General Description and Development of Business

HISTORY OF COMPANY

The Company was incorporated on September 15, 1998 as Vancouver's Finest Coffee Company for the purpose of building a retail premium coffee business to sell premium quality coffee drinks through Company-owned and operated retail kiosks. In early 2000, the Company commissioned a study into the viability of the coffee kiosk business and, at the Company's Annual General Meeting in March 2000, the shareholders approved a resolution for the directors to pursue another line of business other than the originally proposed coffee kiosk business.

In May 2000, the Company acquired 100% control of China NetTV Inc., a British Virgin Islands company. China NetTV had a Letter of Intent to form a Joint Venture in China with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd. In June 2000, China NetTV Inc. signed a Joint Venture contract with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd.

In September 2000, the Joint Venture Company Chengdu Qianfeng NetTV Co., Ltd. was formed after receiving approval from Moftec (Ministry of Foreign Trade and Economic Cooperation). The Company funded the Joint Venture with Sichuan QianFeng Digital Audio/Video Equipment Co. Ltd., in the production of trial digital set-top boxes for Nanning TV in Guangxi Province in China until 2002. As of August 31, 2002 the Company had paid $1,280,000 of the $1,500,000 due to complete the purchase of the initial interest in the joint venture; however, thereafter it was unable to complete the terms of the agreement and it abandoned the joint venture. Accordingly, management expensed the joint venture payments from the company's books. The Company believes there is no further liability in connection with the agreement. On November 28, 2003, the Board of Directors approved to abandon the inactive subsidiary, China NetTV Inc.

On July 4, 2003, the Company entered into a share exchange agreement ("Agreement") to acquire all of the issued and outstanding shares of Honglu Investment Holdings, Inc. ("Honglu"), a Chinese company that held prospecting permits and licenses on mineral prospects in Tibet, China. On November 5, 2004, the Company and Honglu shareholders mutually agreed to terminate the Agreement because the Tibet government had on August 10, 2004 rejected the application for approval of the Agreement with the Company. All the shares issued under escrow in relation to the Agreement, in total of 129,700,000, together with 9,639,000 shares issued for the related finders' fees and legal fees, were returned to treasury for cancellation on February 14, 2005.

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

CURRENT BUSINESS

On November 5, 2004, the Company and shareholders of Highland Mining Inc. ("Highland") entered into a Share Exchange Agreement whereby the Company agreed to issue 85,000,000 shares of its common stock and an agreement to issue 65,000,000 shares of its common stock (to be issued after the increase of authorized common stock of the Company to be approved at the Annual General Meeting held on December 30, 2005) in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions hereafter set forth:

1. If Highland Shareholders are unable to enter into a binding agreement on a share purchase and sale transaction (the "Definitive Agreement") with Hunter Dickinson Inc. ("HDI") to sell and transfer the other 50% of the issued and outstanding shares of Highland (the "Remaining Shares") to HDI on or before March 30, 2005 (the "Outside Date"), or if either or both HDI and Highland Shareholders decide to terminate the Definitive Agreement pursuant to the terms and conditions therein on or before the Outside Date, then unless Highland Shareholders and the Company otherwise agree, Highland Shareholders shall sell and transfer the Remaining Shares to the Company at a nominal price, pursuant to the same terms and conditions contained hereunder as applicable to the parties.

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

Upon completion of the Exchange, the following individuals were elected as directors of the Company: Zhi Wang, Jie Yang, Xiaojun Ma and Jing Wang.

The Company agreed to pay a finder's fee in the form of an agreement to issue common stock for issuance of 9,639,000 common shares of the Company upon completion of the share exchange and the increase of authorized common stock of the Company, which was approved at the Annual General Meeting held on December 30, 2005.

On November 9, 2004, Highland shareholders entered into an option agreement with Continental Minerals Corp. ("Continental") (a Hunter Dickinson, Inc. group company). Continental obtained an option to acquire 50% of the issued and outstanding shares of Highland through payment of $2,000,000 to Highland shareholders and investment of $5,000,000 in Highland to fund the exploration of the Xietongmen Copper-Gold Property located near Xiong Village, Xietongmen County, Rikaze area, Tibet Autonomous Region, China. Continental may acquire a further 10% of the issued and outstanding shares of Highland, through the investment of $3,000,000 in Highland to fund exploration of the Xietongmen Copper-Gold Property, in the event of its doing so, the Company's shareholdings in Highland will be reduced to 40%. The preliminary option agreement is subject customary title matters, permits, and approvals.

HIGHLAND MINING INC.

Highland Mining Inc. fully and legally owns Tianyuan Mineral Exploration Ltd. ("Tianyuan"), as a wholly owned foreign enterprise registered in Tibet, China, incorporated pursuant to relevant Chinese laws and regulations, which holds an exploration license covering Xietongmen Mine in Tibet, China.

Highland Mining Shareholders have direct or indirect rights or options to, or interests in, 25 mineral prospects (including Xietongmen) in Tibet, China, subject to terms and conditions and regulatory requirements attached to the Rights.

MINERAL EXPLORATION AND EXTRACTION BUSINESS

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of the properties has a known body of commercial ore. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currency, share price volatility, title risks, and uncertainty of additional financing.

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

CURRENT SITUATION

The mandate of the Company is to identify, acquire and develop mineral resources in the Peoples Republic of China ("China"). In November 2004, the Company identified and acquired 25 mineral properties in Tibet, China. Subsequently, the Company acquired the rights/options/earnings to an additional 22 properties to bring the total portfolio to 47 properties.

The major property known as Xietongmen represents a copper-gold porphyry-like deposit. The other 46 properties are at early stages of exploration and/or development. Some of the properties contain occurrences of copper, gold, lead, zinc and industrial minerals. Several of the properties exhibit porphyry style mineralization.

The Xietongmen Property

The Xietongmen property is located approximately 240 km southwest of Lhasa, Tibet, China. Xietongmen is located within an east-west trending complex known as the Gangdise metallogenic belt of the Gandis continental marginal volcanic arc in which several copper porphyry-style deposits have been identified. The Xietongmen property hosts porphyry-like disseminated and quartz-stock-work copper and gold mineralization within a four-kilometer long alteration zone. In addition, the Company retains rights and permits on 151.5 sq km of land surrounding and contiguous to the Xietongmen property.

Infrastructure

Infrastructure in the area includes a paved highway and a hydroelectric transmission line that passes within two kilometers of the southern boundary of the property. A paved highway provides access to the city of Rikaze, approximately 53 km to the east, where fuel, food, lodging and office facilities are available. Heavy equipment, equipment operators and vehicles are readily obtainable in Lhasa. Water is available in the nearby Brahmaputra River and existing wells in the district.

Systematic Diamond Drilling Program and Initial Resource Estimate

The Company has focused its attention on the Xietongmen property. The Company completed two drill holes and 200 meters of adit on the property in late 2003 and early 2004 reporting impressive copper and gold assay values. As a result of these values, the Company sought an experienced mining entity to provide technical and operational expertise to continue further development of the property. An Earn-In Agreement was reached with Continental Minerals Corporation whereby Continental can earn a minimum 50% interest in the project by spending US$7.0 million on or before November 9, 2006 and 60% by spending an additional US$3.0 million by November 9, 2007. On February 6, 2006, Continental claimed that they have already spent US$7.0 million and earned 50% interest in Highland Mining Inc. The shares of Highland in escrow was released to Continental on February 22, 2006 and the completion of the transaction is subject to the review of the accounting information to be provided by Continental.

The northwest-southeast trending Xietongmen deposit was tested by 21,000 metres of drilling in 2005 over an area of approximately 900 metres by 400 metres. The 50-metre drill spacing demonstrated strong continuity to the copper and gold mineralization, both laterally and vertically. The average depth of mineralization in the 62 holes is in the order of 200 meters with the deepest continuous mineralization approaching 321 meters or 1,053 feet.

The initial estimate of the mineral resources at a 0.5% copper equivalent cut-off, includes:

Measured resources of 106 million tonnes grading 0.49% copper and 0.73 g/t gold (0.91% copper-equivalent), containing 2.49 million ounces of gold and 1.15 billion pounds of copper; plus Inferred resources of 29 million tonnes grading 0.43% copper and 0.59 g/t gold (0.78% copper-equivalent), containing 550,000 ounces of gold and 273 million pounds of copper.

The deposit remains open to the north, south and east, so there is excellent potential for expansion. Drilling is ramping up with five (out of a total of ten) rigs already on site; 22,000 metres are planned to expand the deposit.

Surface exploration in 2005 outlined several anomalous areas elsewhere on the property that need to be drill tested. A ground magnetic survey is currently underway to better define areas of mineralization. Drilling is planned to test geophysical and copper-gold anomalies.

Extensive engineering studies have been initiated, and 8,000 metres of drilling will be directed toward collecting data to support these studies. Some holes will be drilled to provide additional samples to complete metallurgical test-work, and others will be directed toward assessing the geo-technical and hydrological characteristics of the deposit and site for mine and infrastructure planning.

The Company commenced the 2006 work program in mid-February with two rigs and increased the drill program to five rigs by the end of February (Please visit www.greatchinamining.com for detail press release).

Surrounding Properties

In early 2005, Great China Mining Inc. acquired the rights/exploration permits to four properties (151.5 sq. km) surrounding the Xietongmen discovery. The properties are known as Zemoduola, Dongappu, Banongla and Tangbai (Please refer to Map on Page 1). The boundaries of Zemoduola, Dongappu and Banongla lie within 10 km of the discovery property boundary. The Dongappu and Banongla properties are contiguous to the Xietongmen property. Acquisition of these properties was important because the trend of current mineralization at the Xietongmen discovery may extend towards and into the adjoining Dongappu and Banongla properties. The Tangbai property lies approximately 13.5 km to the west of the discovery zone.

Work Program

The second exploration priority list after Xietongmen are the four properties surrounding the Xietongmen property described above. In June 2005, Great China Mining Inc. commenced a field program on the above four properties that included geological mapping, geophysical and geochemical surveys, trenching, sampling and a limited diamond drill program. The final cost of the program amounted to US$1.678 million and was completed by year-end 2005. The Company is currently assessing the data base associated with completion of this work program and will report the findings in the second quarter of 2006. A decision concerning a work program for 2006 will be determined during the first half of 2006.

Other Properties

During 2005, Great China Mining Inc. acquired the Right/Options/Earnings to 18 additional mineral properties, all located in Tibet, China, bringing the total holdings to 47 properties. The Company has rights/permits/leases/option agreements representing between 60% to 100% interest in the properties. The Company has prioritized all of its holdings with the intention of forming similar earn-in agreements as Xietongmen or to dispose of properties considered economically unsuitable. The properties are at various stages of exploration/development and have been categorized on a priority basis that represents copper-gold and copper-molybdenum porphyry targets. Funds will be expended on consulting/exploration work according to this priority list.

EMPLOYEES

As of December 31, 2005, the Company had one employee(s). The Company continues to rely on the expertise of the officers and directors to carry out its business strategy. The Company anticipates the need for increased administrative and other staff as the business of the Company grows.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently maintains an office at Suite 536 World Trade Centre, 999 Canada Place, Vancouver, B.C., Canada as its corporate headquarters.

As of December 31, 2005, the Registrant had the following tangible assets. (The amount is quoted in U.S. Dollars):

(a) Real Estate. None

(b) Computer and Office Equipment $13,622

(c) Mining Leases. None

ITEM 3. LEGAL PROCEEDINGS

The Company is not and does not anticipate being a party to any legal proceedings in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting on December 30, 2005, the shareholders approved the issuance of shares to the following individuals pursuant to the Highland Acquisition Agreement and pursuant to Regulation S.

Du Yan Guang                            3,760,000 shares
Fu You Zhen                             3,290,000 shares
Gao Fengyi                              5,640,000 shares
Han Qing Lin                            2,490,000 shares
Ibrahim Abdullah                        4,700,000 shares
Ma Xiao Jun (nominee)                   3,525,000 shares
Noorappa Abdulrahim Kamaludeen          4,700,000 shares
Wang Donghong                             470,000 shares
Wang Jing (nominee)                     3,760,000 shares
Wang Lan Mei                            3,760,000 shares
Wang Qiang                              3,290,000 shares
Wang Yu Lan                             3,525,000 shares
Yang Yan                                5,640,000 shares
Yi Ting Bin                               235,000 shares
Zhang Zhen Kai                            235,000 shares
Zhu Guang Min                           4,230,000 shares
Jie Yang (Director)                     2,350,000 shares
Zhi Wang (Director)                     9,400,000 shares
                                       -----------------
Total                                  65,000,000 shares

Ronald Xie (Finder's Fees)              9,639,000 shares
                                       -----------------
Total                                  74,639,000 shares
                                       =================

At the Annual General meeting held on December 30, 2005, the following items were approved:

(1) Anthony Garson, Zhi Wang, Jie Yang, Xiaojun Ma, and Jing Wang were elected as directors to hold office until the next annual meeting of shareholders.

(2) The shareholders approved an Amendment of the Articles of Incorporation to increase the authorized capital from 200,000,000 to 500,000,000 common shares.

(3) The shareholders voted to change the name of the Company to Great China Mining, Inc. or as close thereto as is available and to authorize the Amendment of the Articles of Incorporation to recite the new name.

(4) The shareholders voted in favor of the appointment of Clancy and Co., P.L.L.C., Public Accountants, as the auditor for the company for the year ending December 31, 2005.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "CTVH.OB" until January 18, 2006 and effective January 20, 2006 is being traded under the symbol "GCHA.OB". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the years ended December 31, 2005 and 2004 as follows:

                                       Bid

                                         2005

                                         High              Low
                                         ----              ---
First Quarter                            0.205              0.130
Second Quarter                           0.208              0.120
Third Quarter                            0.260              0.120
Fourth Quarter                           0.260              0.150



                                         2004

                                         High              Low
                                         ----              ---
First Quarter                            0.550              0.230
Second Quarter                           0.310              0.051
Third Quarter                            0.110              0.040
Fourth Quarter                           0.190              0.065


Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

(b) As of December 31, 2005, the Company had approximately 420 shareholders of record of the common stock.

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with Great China Mining Inc.'s financial statements and other information included in this Form 10-KSB. When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Currently, the production of copper in China falls short of its domestic requirements. The development of partially developed base and precious metal deposit in South Western China is seen as an opportunity to aid China in meeting its domestic requirements.

The majority of the Company's expenses for the year ended December 31, 2005 have consisted of the following significant items: exploration expenses, consulting fees, legal and professional fees, and rental expenses. Such fees were incurred in connection with efforts to carry out the exploration program on a prioritized basis and corporate maintenance, which included fees incurred to maintain and file our periodic reports as required by the rules and regulations of the Securities and Exchange Commission.

Additionally, during the period ended December 31, 2005, the Company recorded the fair value of potential shares to be issued under contractual arrangements that are in excess of the authorized share capital as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19 with the change in fair value reported in earnings. The net effect was an increase in current liabilities and net loss for the period ended December 31, 2005 and the period from inception to December 31, 2005 totaling $6,466,494. Although this was a non-cash entry affecting the results of operations for those respective periods ended, the amount represented the amount the Company would have to pay to repurchase shares in the open market to satisfy the exercise by holders of the warrants and options under contractual arrangements. If any or all of the holders had chosen to exercise their warrants or options, the Company would not have had the financial resources to meet its obligations. The situation was ratified after the authorization of increase in authorized share capital at the Company's Annual General Meeting held on December 30, 2005. The corresponding amount of liabilities of $6,466,494 was then transferred to the stockholders' equity section as required by this EITF.

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

Priority of Mineral Properties

In March and April 2005, the Company signed Lease and Option Agreements with three private companies in China to acquire 60% to 80% equity interest in 9 mineral properties in Tibet, China through spending a minimum of $200,000 to $400,000 on each of these properties each year for a two-year period.

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

The Company has committed to spend approximately $1.3 million in total on four of these mineral properties, Zemuduola, Banongla, Tangbai and Donggapu, in year 2005. In view of the encouraging results on the current exploration programs, the Company has increased its commitment to spend approximately $1.75 million in total on these four properties in year 2005.

The priority of the mineral properties on hand is summarized as follows:


                                           Percentage                                       Total
                                           ownership                                        amount            Amount required
                                              upon              Minimum spending         spent up to           to reimburse
                 Mineral     Mineral      exercise of            on exploration          December 31,       the government upon
   Priority      Property     types        agreements          required per annum            2005          commercial production
                                                               ------------------                          ---------------------
                                                               RMB            US$                            RMB            US$
  Very high    Banongla     Cu, Au           80% - 100%(1)     $ 695,800      $ 86,237        $ 125,758            $ -           $ -
               Donggapu     Cu, Au                    60%        218,900        27,130          632,115              -             -
               Tangbai      Cu, Au           80% - 100%(1)       419,000        51,931          297,208              -             -
               Zemuduola    Cu, Au                    60%        179,600        22,260          623,123              -             -

(1) - The Company has an option to increase its holding to 100% of the mineral properties on fulfillment of conditions of the agreements.

Cu - Copper, Au - Gold


                                                  Percentage                                    Total
                                                  ownership                                     amount         Amount required
                                                     upon             Minimum spending       spent up to          to reimburse
                 Mineral         Mineral         exercise of           on exploration        December 31,      the government upon
Priority         Property         types           agreements         required per annum          2005         commercial production
                                                                     ------------------                       ---------------------
                                                                      RMB          US$                        RMB            US$

  High      Duoxiasongduo      Cu, Mo                        65%      $ 29,400      $ 3,644       $ -      $ 3,840,000     $ 475,930
            Malasongduo        Cu, Mo                        65%        33,100        4,102         -        6,100,000       756,034
            Mangzong           Cu, Mo                        65%        44,100        5,466         -       14,515,200     1,799,014
            Bande              Cu, Mo               80% - 100%(1)      942,000      116,751         -                -             -
            Wada               Cu, Mo               80% - 100%(1)      294,100       36,451         -                -             -

 Medium     Dingqinnong        Cu, Ag, Zn, Pb                65%      $ 43,700      $ 5,416       $ -      $ 6,678,000     $ 827,671
            Gegongnong         Cu, Au                        65%       373,900       46,341         -       19,124,300     2,370,266
            Jiama              Cu, Pb, Zn, Au                65%        13,972        1,732         -       30,000,000     3,718,200
            Jiama (S)          Cu, Pb, Zn, Au       80% - 100%(1)      303,900       37,665         -                -             -
            Niangguchu         Au, Ag                        65%        11,200        1,388         -        5,042,400       624,955
            Zhanaga            Cu, Mo                        65%        33,000        4,090         -        5,509,600       682,860

(1) - The Company has an option to increase its holding to 100% of the mineral properties on fulfillment of conditions of the agreements.

Cu - Copper, Au - Gold, Mo - Molybdenum, Ag - Silver, Zn - Zinc, Pb - Lead


                                               Percentage                                      Total
                                                ownership                                      amount        Amount required
                                                  upon             Minimum spending         spent up to      to reimburse
                    Mineral        Mineral     exercise of          on exploration          December 31,    the government upon
  Priority         Property         types      agreements         required per annum            2005        commercial production
                                                                  ------------------                        ---------------------
                                                                  RMB            US$                         RMB           US$
     Low      Chaerkang           Cu, Au                 65%      $ 537,900      $ 66,667         $ -           $ -           $ -
              Chawudaerga         Cu, Fe                 65%        458,500        56,826           -             -             -
              Chenxiong           Cu, Au                 65%        460,300        57,050           -             -             -
              Gaerqiong           Cu, Au                 60%         79,600         9,866           -        49,500         6,135
              Jiangeluopu         Cu, Fe                 65%        413,100        51,200           -             -             -
              Kexiangma           Cu, Au                 65%        458,900        56,876           -             -             -
              Lajie               Cu, Fe                 65%        961,900       119,218           -             -             -
              Numamaerge          Cu, Fe                 65%        439,800        54,509           -             -             -
              Xianqian            Cu, Fe                 65%        459,900        57,000           -             -             -
              Xibu                Cu, Fe                 65%        481,600        59,690           -             -             -
              Yeluansang          Cu, Au                 65%        462,300        57,297           -             -             -
              Zhaduogaerbo        Cu, Au                 60%        347,500        43,069           -             -             -
              Zhuola Suotong      Cu, Au                 65%        479,300        59,404           -             -             -
              Zongdu              Cu, Fe                 65%        470,700        58,339           -             -             -

Cu - Copper, Au - Gold, Fe - Iron


                                                   Percentage                                  Total
                                                    ownership                                  amount        Amount required
                                                      upon       Minimum spending           spent up to       to reimburse
               Mineral           Mineral           exercise of    on exploration            December 31,    the government upon
  Priority     Property           types            agreements    required per annum             2005        commercial production
                                                                 ------------------                         ---------------------
                                                                  RMB            US$                         RMB            US$

Very low      Binda              Pb, Sb, Ag              65%       $ 51,500      $ 6,383          $ -       $ 338,800      $ 41,991
              Ganzhongxiong      Pb, Zn                  65%         64,500        7,994            -         156,200        19,359
              Gexiong            Ni, Ta                 100%         37,000        4,586            -               -             -
              Jiaduoling         Fe                      65%        171,600       21,268            -         312,200        38,694
              Jiduipu            Marble                  65%        103,000       12,766            -               -             -
              Kada               Quartz sandstone        65%         37,200        4,611            -               -             -
              Lazi               Cr, Fe                  65%        359,200       44,519            -               -             -
              Lamayejia          Cr, Fe                  65%        598,100       74,129            -               -             -
              Longrenla          Fe                      65%        466,600       57,830            -               -             -
              Meiduo             Sb                      65%         13,197        1,636            -      11,610,800     1,439,043
              Nanyuela           Pb, Zn                  65%        132,200       16,385            -         197,400        24,466
              Nianggui           Corundum                65%         41,200        5,106            -       1,367,800       169,525
              Panong             Ni, Ta                 100%         22,400        2,776            -               -             -
              Qinong             Ni, Ta                 100%      1,181,000      146,373            -               -             -
              Youzha             Salt                    65%        129,200       16,013            -       5,570,000       690,346
              Yuqu               Ir, Os                  65%         55,100        6,829            -         100,200        12,419
              Zonglongge         Ni, Ta                  65%         64,000        7,932            -         100,000        12,394

Cu - Copper, Au - Gold, Mo - Molybdenum, Ag - Silver, Zn - Zinc, Pb - Lead, Sb - Antimony, Ni - Nickel, Ta - Tantalum, Fe - Iron, Cr - Chromium, Ir - Iridium, Os
- Osmium

Please refer to our web-site www.greatchinamining.com for updates on these properties.


Updates on Mineral Properties

1) Xietongmen Copper-Gold Property

A grid drilling program, designed to systematically delineate the copper-gold mineralization on the property is currently underway and is focused in an area measuring approximately 400 meters by 900 meters. Six drill rigs are on site with the goal to systematically delineate the deposit that is open to expansion in all lateral directions. The drill holes are located at 50 meters spacing to infill between and step out from the high-grade drill holes and cross cut reported in 2003-2005. The drill holes are placed to confirm continuity, structural controls and orientation of the mineralized body.


Statistics for Drilling program on Xietongmen Commenced in April 2005

                                                  Up to Sept. 30, 2005     This quarter      Year-end 2005
1. Drilled (meters)                                     8,990.00            12,342.00          21,332.00
2. Area covered (meters)                                250 x300             400 x900           400 x900
3. Assay results reported (hole)                     22 drill holes       21 drill holes     43 drill holes
   3.1 Average mineralized length (meters)               230.82               210.00             210.00
   3.2 Copper equivalent grade* (%)weighted               1.08                 1.05               1.05
   3.3 Longest mineralized length (meters)                321                  321                321
3.4 Shortest mineralized length (meters)                  55.5                 55.5               55.5

* The copper and gold equivalent calculation used metal prices of US$1.00 per lb for copper and US$400.00 per oz for gold.


2) 4 Properties Surrounding Xietongmen

In conjunction with Chinese advisors and an independent consultant, the Company instigated a work program on Zemuduola, Donggapu, Tangbai and Banongla properties surrounding Xietongmen in 2005 to be completed by year-end 2005. (Press Release June 29, 2005)

BANONGLA


      Allocated field work                            Completed as of December
                                                              31, 2005

1: 25,000 geological mapping covering 69.6 sq. km            69.6 sq. km
1:50,000 geochemical stream survey: 69.6 sq. km              69.6 sq. km
Trenching program- 200 cu. meters                            200 cu. meters

DONGGAPU

The above-mentioned 18 km access road extends 7 km into Zone IV on Donggapu property. An additional eight kilometers of road accessing Zone IV to Zone III has been completed.


               Allocated field work                                     Completed as of December 31, 2005

1: 5,000 geological mapping covering 12 sq. km (Revised 10 sq. km)                 10 sq. km
1:10,000 geochemical soil survey: 10 sq. km                                        10 sq. km
Geophysical IP survey covering 7 km (Revised 21.9 km)                              21.9 km
Trenching program- 2,000 cu. meters (Revised 5,442 cu. meters)                     5,442 cu. meters
Drilling program- 900 meters (Revised 642 meters)                                  642 meters


ZEMUDUOLA

A decision was made to complete an eighteen km access road through the Zemuduola property in order to readily access the above zones and additional anomalous targets located on both the Zemuduola and the adjacent Donggapu property. The road allowed mobilization of trenching and bulldozer equipment and a drill rig as a prelude to a planned diamond-drilling program.


                     Allocated field work                               Completed as of December 31, 2005

1: 2,000 geological mapping covering 9 sq. km (Revised 4.5 sq. km)             4.5 sq. km
Geophysical IP survey covering 9 km (Revised 10.80 km)                         10.80 km
Trenching program- 3,000 cu. meters (Revised 4,472 cu. meters)                 4,472 cu. meters
Drilling program- 1,500 meters (Revised 254 meters)                            254 meters

TANGBAI

                   Allocated field work                            Completed as of December 31, 2005

1: 25,000 geological mapping survey covering 37.9 sq. km                       37.9 sq. km
1:50,000 geochemical stream survey: 37.9 sq. km                                37.9 sq. km
Geophysical IP survey covering 12 km (Revised 10.18 km)                        10.18 km
Trenching program- 2,000 cu. meters (Revised 1,509 cu. meters)                 1,509 cu. meters
Drilling program- 393 meters                                                   393 meters

Up to year-end 2005, all the fieldwork has been completed on all the properties. Assay results for the ZK801 and ZK802 drill core from the Zemuduola property are pending. Assay results from the ZK801 and ZK1101 drill core from the Donggapu property are also pending. In addition, trench samples taken from both Donggapu and Zemuduola are pending.

Change of Management

Maurice Tsakock resigned as the Company's Secretary/Treasurer on December 29, 2005, and Amin Amlani was appointed as Secretary/Treasurer.

Results of Operations

The Company carried out exploration activities during the fiscal year ended December 31, 2005. The Company generated no revenue and incurred significant losses consisting exploration expenses of $1,678,204, and general and administrative expenses of $575,343. The Company had an equity loss on investment in Highland Mining Inc. of $800,000, and a non-cash expense charged for the fair value of potential shares to be issued as a result of certain stock options and warrants outstanding in excess of authorized share capital totaling $6,466,494. The operating loss in 2005 was ($2,253,547) and net loss was ($9,494,397) or ($.05) per share.

This compares to the fiscal year ended December 31, 2004 when the Company generated no revenue and incurred significant losses consisting of general and administrative expenses of $1,055,134 and a non-cash charge for the fair value of 9,639,000 shares of common stock representing a finder's fee valued at $0.08 per share issued to a non-employee totaling $771,120. The operating loss was ($1,826,254), and the net loss was ($1,844,826) or ($.03) per share in 2004.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of December 31, 2005, the Company had a working capital of $222,544 consisting of total current assets of $447,162 and total current liabilities of $224,618. For the year ended December 31, 2005, the Company received $1,680,000 in cash proceeds from the issuance of common stock. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders.

The Company completed a non-brokered private placement of 48,000,000 units at $0.05 per unit for total proceeds of $2,400,000. Half of the subscriptions were received on December 31, 2004 and the remaining $1,200,000 were received in 2005. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.08 per share in the first year or $0.25 in the second year. The proceeds from this private placement were used for working capital and acquiring mining properties during 2005. A 7% finder's fee was paid in shares of common stock of the Company.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following Pronouncements during 2005, none of which are expected to have a significant affect on the financial statements:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will not have any impact on the Company's consolidated financial statements.

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

Because our securities constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

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

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

Great China Mining Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development and with which the Company intends to operate, and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CTVH.OB and effective January 20, 2006 trades under the symbol "GCHA.OB". As of December 31, 2005, there were 199,596,575 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

REGULATION OF THE MINERALS INDUSTRY IN CHINA MAY ADVERSELY AFFECT OUR BUSINESS

In China, enacted regulations governing minerals extraction. Because many Chinese laws, regulations and legal requirements with regard to foreign investments in the minerals industry are relatively new and untested, their interpretation and enforcement by Chinese authorities may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result in many cases it is difficult to predict outcomes. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the minerals industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement, or the preemption of local regulations by national laws.

RESTRICTIONS ON CURRENCY EXCHANGE COULD LIMIT OUR ABILITY TO REPATRIATE OUR REVENUES FROM CHINA, IF ANY

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

ITEM 7 - FINANCIAL STATEMENTS

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

None.


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

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  OTHER INFORMATION

Subsequent to year end and as of March 14, 2006, 42,000,000 Series "E" Warrants were exercised at $0.08 each for cash of $3,360,000.

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



Name                   Age       Title                                Term
------------------     ---       ------------------                   ---------

Anthony Garson         61        President & Director                  Annual

Jie Yang               41        Vice President & Director             Annual

Zhi Wang               47        Chairman & Director                   Annual

Amin Amlani            47        Secretary & Treasurer                 Annual

Jing Wang              51        Director                              Annual

Xiaojun Ma             38        Director                              Annual


The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Anthony Garson             50%
Jie Yang                   90%
Zhi Wang                   30%
Amin Amlani               100%
Jing Wang                  30%
Xiaojun Ma                 30%

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

Zhi Wang, Chairman, Chairman and Director

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

Jing Wang, Director

Jing Wang, a Director, age 51, earned her BA in Finance from Renmin University of China in 1983. From 1983-1993, Ms. Wang was the Accountant Direct, Financial Manager, and Director of Economy Research Office for the China Textile Industrial Engineering Institute, a textile consultant company. From 1993-1997, she was a member of Beijing Exploration & Design Industry Technology and Economy Committee, a company that manages and supervises companies and projects in the exploration and design industry. From 1993-1997, she was General Accountant and Economist for Beijing Exploration & Design Association Textile Industrial Engineering Consultation Limited. From 1997-1998, she was the General Accountant for Tianjin Tibet Express Trade Limited, an import and export company, and for Tianjin Panyuan Technology Co. Ltd., a joint venture company producing three-dimentional animation and flash for advertisement and media companies. From 1988 to the present, she has been CFO of Tibet Mountain & Waves Inc., a hotel management company, Honglu Investment Holdings Inc., a mining and exploration company, and Tianjin Tibet Express Trade Limited.

Xiaojun Ma, Director

Xiaojun Ma, a Director, age 38, earned his BA in Commerce from Beijing International Studies University in 1990. In 2001 he earned his MBA from
Australian National University. From 1990 - 1996, Mr. Ma was a sales represent-ative with Tibet International trade Import & Export Corporation, Beijing Office(an international import and export in Tibet). From 1996 - 1998, Mr. Ma was General Manager Assistant for Tianjin Panyuan Technology Co. Ltd. (a Sino-America joint venture company producing three-dimensional animation and lash for advertisement and media companies). From 1998 - 2000, he was General Manager Assistant of Tibet Mountains & Waves Inc. (a Chinese company that owns and operates a three-star hotel in Jin Hai Hu Resort). From 2001 - 2004, Mr. Ma was Vice General Manager of Honglu Investmetn Holdings Inc. (an exploration and mining company).

Amin Amlani, Secretary and Treasurer

Mr. Amlani, Vice-President of Finance and Administration completed his MBA in 1984 from The Institute of Business Administration (affiliated with Wharton Business School), University of Karachi, Pakistan. Throughout Pakistan and Canada, Mr. Amlani has more than 20 years of senior management experience in finance, economic and real estate development, procurement, general administration and refugee rehabilitation programs. Mr. Amlani's particular expertise includes turn-a-around situations that have generated positive cash flows from negative or weak cash flow/management situations. He has supplemented his formal education with Canadian Securities and Personal income tax courses in Canada. Recent positions includes: Finance Controller of Trimark Projects Ltd., Vancouver, Canada (2003-2004), Executive Officer for His Highness Prince Aga
Khan Shia Imami, Council for Pakistan (1999-2002), Manager - Business Consultants for Sun Consulting Ltd (1998-1999). Previous other positions include Finance Manager, Project Manager, Executive Officer and Project Accountant for various multi-national organizations.

Maurice Tsakok, former Director and former Secretary

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

On May 31, 2005, 4,250,000 stock options granted to ex-directors were expired.

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all
Section 16(a) that they file. All of the current officers and directors have filed Sec. 16(a) disclosures, but whether or not such filings have been late is not disclosed herein.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

(a) Cash Compensation.

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

Compensation paid by the Company for all services provided up to December 31, 2005 to each of its executive officers:


                                        SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                        Annual Compensation                           Long Term Compensation
                       ------------------------------------------------------    ---------------------------------
     Name and                                                Other Annual           Restricted
     Principal                                               Compensation         Stock Options/     Securities
     Position           Year   Salary ($)     Bonus ($)       Awards ($)               SARs          Underlying

  Anthony Garson        2005   -                   5,000             41,759                    -            -

President/Director      2004   -                       -             38,714                    -            -

                        2003   -                       -             12,089            1,000,000            -


     Jie Yang           2005   -                   5,000             60,000                    -            -

  Vice President/       2004   -                  10,000             48,043                    -            -

     Director           2003   -                  10,000             30,000                    -            -



  Maurice Tsakok        2005   -                   5,000             38,520                    -            -

    Secretary/          2004   -                      -              42,800                    -            -

     Director           2003   -                      -              19,260                    -            -

  (resigned on
 December 29, 2005)



    Amin Amlani         2005   4,000              10,000             18,365            1,000,000            -

     Treasurer          2004   -                       -                  -                    -            -

    (appointed on       2003   -                       -                  -                    -            -
  December 29, 2005)


    Ronald Xie,         2005   -                  10,000             58,365                    -            -

  President/Director    2004   -                  30,000             57,600                    -            -

   (resigned on         2003   -                  20,000             60,000                    -            -
    May 4, 2004)



SUMMARY COMPENSATION TABLE OF DIRECTORS


                                    Annual Compensation                                       Security Grants
                            -------------------------------------                    ----------------------------------
         Name and            Annual                 Consulting                           Number            Number
        Principal           Retainer    Meeting     Fees/Other                             of          of Underlying
         Position           Fees ($)    Fees ($)     Fees ($)                            Shares         Options/SARs

      Anthony Garson            -           -            46,759                                -                -

         Jie Yang               -           -            65,000                                -                -

         Zhi Wang               -           -                                                  -                -

        Jang Wang               -           -                                                  -                -

        Xiaojun Ma

      Maurice Tsakok            -           -            43,520                                -                -
       (resigned on
    December 29, 2005)

The Company has made no Long Term Compensation payouts (LTIP or other) in the past year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: (No preferred stock is outstanding at the date of this report.) The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 199,596,575 shares outstanding at December 31, 2005.

                                                       Amount of
  Title of           Name and Address of               Beneficial     Percent of
    Class              Beneficial Owner                 Interest        Class

Common         Zhi Wang                                10,600,000          5.31%
               90 Lakewood Circle, San Mateo
               CA USA 94402


Common         Richco Investors Inc.                   15,000,000          7.52%
               Suite 900 - 789 West Pender Street
               Vancouver, B.C., V6C 1H2


Common         Chen Lijun                              11,000,000          5.51%
               1-3-10 Kuang Qu Kantan Jie
               Datong City, ShanXi, China


b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2005.



                                                        Amount of
Title of              Name and Address of              Beneficial    Percent of
  Class                Beneficial Owner                 Interest        Class

Common       Anthony Garson                              1,000,000        0.50%
             414 - 95 Thurncliffe Park Drive
             Toronto,Ontario, M4H 1L7

Common       Jie Yang                                    2,650,000        1.33%
             26 - 5605 Hampton Place         Agreement to Issue Shares 2,350,000
             Vancouver, B.C., V6T 2H2

Common       Maurice Tsakok                                750,000        0.38%
             Suite 900 - 789 West Pender Street
             Vancouver, B.C., V6C 1H2

Common       Zhi Wang                                   10,600,000        5.31%
             90 Lakewood Circle, San Mateo   Agreement to Issue Shares 9,400,000
             CA USA 94402

Common       Amin Amlani                             (Options 1,000,000)  0.50%
             2020 Fullerton Avenue, #1003
             North Vancouver, Canada  V7P 3G3

Common       Xiaojun Ma                                   3,975,000        1.99%
             Rooms 5/6, 16F             Agreement to Issue Shares     3,525,000
             Bldg. 16 Mao Lin Lu
             Haidian District
             Beijing, China  100036

Common       Jing Wang                                    4,240,000        2.12
             Rooms 2-602, Bldg. 1       Agreement to Issue Shares 3,760,000
             Dao Jia Fen
             Chaoyang District
             Beijing, China  100025


Total as a group is 21,465,000 or 10.75%. If all options are exercised 24,215,000 or 12.13%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board issued shares to the following people pursuant to the Highland Acquisition Agreement and pursuant to Regulation S.

Du Yan Guang                            3,760,000 shares
Fu You Zhen                             3,290,000 shares
Gao Fengyi                              5,640,000 shares
Han Qing Lin                            2,490,000 shares
Ibrahim Abdullah                        4,700,000 shares
Ma Xiao Jun (Director)                  3,525,000 shares
Noorappa Abdulrahim Kamaludeen          4,700,000 shares
Wang Donghong                             470,000 shares
Wang Jing (Director)                    3,760,000 shares
Wang Lan Mei                            3,760,000 shares
Wang Qiang                              3,290,000 shares
Wang Yu Lan                             3,525,000 shares
Yang Yan                                5,640,000 shares
Yi Ting Bin                               235,000 shares
Zhang Zhen Kai                            235,000 shares
Zhu Guang Min                           4,230,000 shares
Jie Yang (Director)                     2,350,000 shares
Zhi Wang (Director)                     9,400,000 shares
                                       -----------------
Total                                  65,000,000 shares

Ronald Xie (Finder's Fees)              9,639,000 shares

Grand Total                            74,639,000 shares

During the years ended December 31, 2005 and 2004, and the period from inception to December 31, 2005, the Company incurred consulting fees of approximately $219,000, $319,000, and $779,000, respectively, to certain directors and officers of the Company. The Company has a consulting agreement with a director of the Company for his services at $3,000 per month until December 31, 2005. The Company has a consulting agreement with an officer of the Company for his consulting services at C$6,000 per month until December 31, 2005 and at C$7,000 until January 12, 2007, respectively.


The following options are outstanding to related parties:


                                        Number of
        Name/                           options         Exercise        Date of         Expiry
        Position                        granted         price           grant           date

Tony Garson                             1,000,000       $0.10           9/11/2003       8/31/2006
President/Director

Amin Amlani                             1,000,000        0.12           12/21/2005      12/21/2008

Gongbo Li                                 100,000        0.12           12/21/2005      12/21/2008

Gui Nuanyuan                              100,000        0.12           12/21/2005      12/21/2008
                                        ---------
                                        2,200,000
                                        =========

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

                                     Part IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

None

B. Reports on Form 8-K

1.  8-K filed on November 4, 2005
2.  8-K filed on November 4, 2005
3.  8-K filed on November 10, 2005
4.  8-K filed on November 16, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our periodic and other reports filed with the SEC were $27,300 and $27,300 for the years ended December 31, 2005 and 2004, respectively.

Audit-Related Fees - The Company paid Clancy and Co. $15,000 for audit related fees.

Tax Fees - The Company paid Clancy and Co. $5,600 for tax returns.

All Other Fees - None

Audit Committee Pre-Approval Policies and Procedures

The Company does not currently have an Audit Committee. The Company's current policy is that the Board of Directors pre-approves all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of such auditor. The Board of Directors pre-approved of all audit services and fees of our independent auditor for the years ended December 31, 2005 and 2004. Our independent auditors did not provide us with any non-audit services during the periods indicated above.

                            GREAT CHINA MINING, INC.
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Report of Independent Registered Public Accounting Firm.......................32

Consolidated Balance Sheets...................................................33

Consolidated Statements of Operations.........................................34

Consolidated Statements of Changes in Stockholders' Equity....................35

Consolidated Statement of Cash Flows..........................................38

Notes to the Consolidated Financial Statements............................... 40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Great China Mining, Inc.

We have audited the consolidated balance sheets of Great China Mining, Inc. (previously known as China NetTV Holdings, Inc.) (an exploration stage company) of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the preceding two years then ended, and the cumulative amounts from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great China Mining, Inc. at December 31, 2005, and the consolidated results of their operations and their cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has been in the exploration stage since July 1, 2003, and has incurred significant losses resulting in a deficit accumulated during the development stage. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Scottsdale, Arizona

March 24, 2006


                                            GREAT CHINA MINING, INC.
                                (previously known as China NetTV Holdings, Inc.)
                                         (AN EXPLORATION STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS


Stated in U.S. dollars                                                    December 31, 2005   December 31, 2004
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                    $     421,804       $     900,309
   Prepaid expenses and other current assets                                           25,358               2,287
   Prepaid expenses - related party                                                         -                 831
                                                                         -----------------------------------------
Total Current Assets                                                                  447,162             903,427

Investment - at equity                                                                      -             800,000

Fixed assets, net                                                                      13,622               9,058
                                                                         -----------------------------------------
Total Assets                                                                    $     460,784      $    1,712,485
                                                                         =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                        $     224,618       $      49,535
   Promissory note payable                                                                  -             100,000
                                                                         -----------------------------------------
Total current liabilities                                                             224,618             149,535
                                                                         -----------------------------------------

Commitments and contingencies

Stockholders' Equity
   Common stock : $0.001 par value, authorized: 500,000,000
       Issued and outstanding: 199,596,575 shares (2004: 142,236,575)                 199,596             142,236
   Subscription received for 24,000,000 shares                                              -           1,200,000
   Additional paid-in capital                                                      12,857,461           3,542,327
   Agreement to issue common stock for acquisition cost (65M shares)                        -                   -
   Agreement to issue common stock for finder's fee (9,639,000 shares)                771,120             771,120
   Accumulated other comprehensive loss                                               (4,881)                   -
   Accumulated deficit prior to the exploration stage                             (1,554,790)         (1,554,790)
   Accumulated deficit during the exploration stage                              (12,032,340)         (2,537,943)
                                                                         -----------------------------------------
Total Stockholders' Equity                                                            236,166           1,562,950
                                                                         -----------------------------------------

Total Liabilities and Stockholders' Equity                                      $     460,784      $    1,712,485
                                                                         =========================================

                              The accompanying notes are an integral part of these financial statements.




                                               GREAT CHINA MINING, INC.
                                   (previously known as China NetTV Holdings, Inc.)
                                            (AN EXPLORATION STAGE COMPANY)
                                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Year ended       Year ended December
                                                                Cumulative        December 31,             31,
Stated in U.S. dollars                                        From Inception          2005                2004
------------------------------------------------------------------------------------------------------------------------

Revenues                                                             $        -        $         -          $         -

Expenses
   Exploration expenses                                               1,678,204          1,678,204                    -
   General and administrative expenses                                2,320,038            575,343            1,055,134
   Finder's fee                                                         771,120                  -              771,120
                                                            ------------------------------------------------------------
Total expenses                                                        4,769,362          2,253,547            1,826,254

Operating loss                                                      (4,769,362)        (2,253,547)          (1,826,254)

Other expenses
   Interest income                                                       25,724             25,662                   62
   Equity loss                                                        (800,000)          (800,000)                    -
   Accounts payable written off                                           3,453                  -                3,453
   Loss on disposal of fixed assets                                    (16,009)                  -             (16,009)
   Interest expense                                                     (9,652)               (18)              (6,078)
   Fair value of potential shares to be issued in excess of
      authorized share capital                                      (6,466,494)        (6,466,494)                    -
                                                            ------------------------------------------------------------
Total other expenses                                                (7,262,978)        (7,240,850)             (18,572)
                                                            ------------------------------------------------------------

Provision for income taxes                                                    -                  -                    -
                                                            ------------------------------------------------------------

Net loss available to common stockholders                       $  (12,032,340)    $   (9,494,397) $        (1,844,826)
                                                            ============================================================

Basic and diluted loss per share                                                     $      (0.05)        $      (0.03)
                                                                               =========================================

Weighted average common shares outstanding                                             188,552,739           57,805,857
                                                                               =========================================




                              The accompanying notes are an integral part of these financial statements.





                                    GREAT CHINA MINING, INC.
                        (previously known as China NetTV Holdings, Inc.)
                                 (AN EXPLORATION STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               FROM INCEPTION TO DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                Common         Common       Additional    Agreement      Common
                                 stock          stock          paid       to issue        stock       Accumulated
                                                                in                    subscription       other
                                                 at           capital                   received     comprehensive    Accumulated
Stated in U.S. dollars          shares        par value                 common stock                      loss          deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2003
      (inception)                37,446,200    $    37,446    $1,364,802      $     -      $       -       $       -   $ (1,554,790)
Issuance of common
      stock for
      acquisition costs on
      July 23, 2003              97,700,000         97,700      (97,700)            -              -               -              -
Issuance of common
      stock for
      acquisition costs on
      July 23, 2003
      -- related party            6,839,000          6,839       (6,839)            -              -               -              -
Compensation cost
      -- stock options                    -              -       210,000            -              -               -              -
Net loss, two months
      ended August
      31, 2003                            -              -             -            -              -               -       (312,248)
                              ------------------------------------------------------------------------------------------------------
Balance, August 31, 2003,
    as originally
    reported                    141,985,200        141,985     1,470,263            -              -               -     (1,867,038)
Issuance of common stock
    for cash @ $0.06 on
    October 29, 2003             15,000,000         15,000       885,000            -              -               -              -
Issuance of common stock
    for 7% finders fee
    for shares issued on
    October 29, 2003              1,050,000          1,050       (1,050)            -              -               -              -
Exercise of Series A stock
    purchase warrants @
    $0.10 on December 11,
    2003                             50,000             50         4,950            -              -               -              -
Exercise of Series B stock
    purchase warrants @
    $0.15 on December
    23, 2003                        250,000            250        37,250            -              -               -              -
Exercise of Series A stock
    purchase warrants @
    $0.10 on December
    23, 2003                        250,000            250        24,750            -              -               -              -
Compensation cost - stock
    options                               -              -        10,000            -              -               -              -
Net loss, four months ended
    December 31, 2003                     -              -             -            -              -               -       (380,869)
                              ------------------------------------------------------------------------------------------------------
Balance, December 31, 2003      158,585,200        158,585     2,431,163            -              -               -     (2,247,907)
Exercise of Series A stock
    purchase warrants at
    $0.10 per share on
    January 6, 2004                  50,000             50         4,950            -              -               -               -
Exercise of Series A stock
    purchase warrants at
    $0.14 per share on
    Janaury 27, 2004              2,940,000          2,940       291,060            -              -               -               -
Issuance of common stock
    into escrow for acqui-
    sition of mineral
    property on April
    15, 2004                      32,000,000        32,000       (32,000)           -               -              -               -

                              The accompanying notes are an integral part of these financial statements.





                                    GREAT CHINA MINING, INC.
                        (previously known as China NetTV Holdings, Inc.)
                                 (AN EXPLORATION STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FROM INCEPTION TO DECEMBER 31, 2005

------------------------------------------------------------------------------------------------------------------------------------
                                    Common         Common     Additional    Agreement       Common
                                     stock         Stock         paid       to issue        stock       Accumulated
                                                     at           in                     subscription      other        Accumulated
Stated in U.S. dollars              shares       par value      capital   common stock     received    comprehensive      deficit
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
    for legal services at
    $0.10 on April 12, 2004          2,800,000       2,800      277,200            -               -              -               -
Exercise of Series C stock
    purchase warrants at
    $0.08 on October 1,
    2004                               200,375         200       15,830            -               -              -               -
Cancellation of common
    stock issued for acqui-
    sition costs
    (129,700,000), finder's
    fee (6,839,000 shares)
    and legal costs
    (2,800,000) on July 23,
    2003 and April 12, 2004       (139,339,000)   (139,339)    (140,661)           -               -              -
Issuance of common stock
    for the partial acqui-
    sition of Highland
    Mining Inc. at historical
    cost on December 28, 2004       85,000,000      85,000      715,000            -               -              -               -
Issuance of agreement to issue
    common stock for partial
    acquisition of Highland
    Mining Inc. on December
    28, 2004 (65,000,000
    shares)                                  -           -            -            -               -              -               -
Subscription received on
    December 31, 2004 for
    private placement of
    24,000,000 shares at
    $0.05                                    -            -           -            -               -              -               -
Issuance of agreement
    to issue common
    stock for finder's
    fee on acquisition
    of Highland Mining
    Inc. at $0.08 on
    December 28, 2004
    (9,639,000 shares)                       -           -            -      771,120       1,200,000              -               -
Legal fees incurred for
    issuance of common
    stock on December
    28, 2004 in connec-
    tion with the
    partial acquisition
    of Highland Mining
    Inc.                                     -           -      (20,215)           -               -              -               -
   Net loss, year ended
    December 31, 2004                        -           -            -            -               -              -      (1,844,826)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 2004          142,236,575     142,236    3,542,327      771,120       1,200,000             -      (4,092,733)


                            The accompanying notes are an integral part of these financial statements.


                                            GREAT CHINA MINING, INC.
                                (previously known as China NetTV Holdings, Inc.)
                                         (AN EXPLORATION STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FROM INCEPTION TO DECEMBER 31, 2005

------------------------------------------------------------------------------------------------------------------------------------
                                   Common        Common     Additional    Agreement       Common        Accumulated
                                   stock          stock        Paid       to issue        stock            other
                                                   at           in                     subscription    comprehensive    Accumulated
Stated in U.S. dollars             shares       par value     capital   common stock     received          loss           Deficit
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
    for cash at $0.05 on
    February 7, 2005                24,000,000       24,000    1,176,000            -     (1,200,000)             -               -
Issuance of common stock
    for 7% finder's fee
    for shares issued on
    February 7, 2005                 1,680,000        1,680       (1,680)           -              -              -               -
Issuance of common stock
    for cash at $0.05 on
    February 8, 2005                17,000,000       17,000      833,000            -              -              -               -
Issuance of common stock
    for cash at $0.05 on
    March 10, 2005                   5,000,000        5,000      245,000            -              -              -               -
Issuance of common stock
    for cash at $0.05
    March 14, 2005                   2,000,000        2,000       98,000            -              -              -               -
Issuance of common stock
    for 7% finder's fee
    for shares issued on
    February 8, March 10,
    and March 14, 2005               1,680,000        1,680       (1,680)           -              -              -               -
Exercise of Series E stock
    purchase warrants at
    $0.08 on November
    9, 2005                          3,000,000        3,000      237,000            -              -              -               -
Exercise of Series E stock
    purchase warrants at
    $0.08 on November
    14, 2005                         3,000,000        3,000      237,000            -              -              -               -
Fair value of options and
    warrants                                 -            -    6,466,494            -              -              -               -
Foreign currency trans-
    lation adjustments                       -            -            -            -              -         (4,881)              -
Compensation cost - stock
    options                                  -            -       26,000            -              -              -               -
Net loss, year ended
    December 31, 2005                        -            -            -            -              -              -      (9,494,397)
                                                                                                                    ----------------
     Total comprehensive loss                                                                                            (9,499,278)
                                                                                                                    ================
                              ------------------------------------------------------------------------------------------------------
Balance, December 31, 2005         199,596,575   $  199,596   $6,390,967 $    771,120       $      -     $   (4,881)  $ (13,587,130)
                              ======================================================================================================
                                            Deficit accumulated prior to exploration stage             $ (1,554,790)
                                            Deficit accumulated during the exploration stage            (12,032,340)
                                                                                                    -----------------
                                                                                                      $ (13,587,130)
                                                                                                    =================

                              The accompanying notes are an integral part of these financial statements.





                                                  GREAT CHINA MINING, INC.
                                      (previously known as China NetTV Holdings, Inc.)
                                               (AN EXPLORATION STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND
                                              CUMULATIVE AMOUNTS FROM INCEPTION

                                                                      Cumulative
Stated in U.S. dollars                                              from inception           2005                2004
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                            $  (12,032,340)     $   (9,494,397)     $   (1,844,826)
  Adjustments to reconcile net loss to net cash
        used in operating activities
    Depreciation                                                               25,053               7,429              13,004
    Equity loss                                                               800,000             800,000                   -
    Compensation cost - stock options                                         246,000              26,000                   -
    Translation adjustments                                                   (4,881)             (4,881)                   -
    Agreement to issue common stock for finder's fee                          771,120                   -             771,120
    Accounts payable written off                                              (3,453)                   -             (3,453)
    Loss on disposal of fixed assets                                           16,009                   -              16,009
    Change in fair value of potential shares to be issued in
      excess of authorized share capital                                    6,466,494                   -
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets                  (25,358)            (23,071)               4,535
     (Increase) decrease in prepaid expenses - related party                        -                 831              28,154
      Increase (decrease) in accounts payable and accrued
             expenses                                                         160,286             176,609            (24,439)
      Increase (decrease) in accrued expenses - related party                 (1,526)             (1,526)            (78,000)
                                                                 -------------------------------------------------------------
  Net cash flows used in operating activities                             (3,582,596)         (2,046,512)         (1,117,896)

Cash flows from investing activities
    Capital expenditures                                                     (57,262)            (11,993)             (2,061)
    Proceeds from disposal of fixed assets                                     44,525                   -              44,525
                                                                 -------------------------------------------------------------
  Net cash flows used in investing activities                                (12,737)            (11,993)              42,464

Cash flows from financing activities
    Advances (repayments) - amounts due from related parties                 (93,540)                   -           (100,018)
    Principal payments - installment loans payable                           (52,230)                   -            (50,130)
    Proceeds (repayments) promissory note payable (related party)                   -           (100,000)             100,000
    Proceeds from the issuance of common stock                              4,162,530           2,880,000             315,030
    Proceeds from subscription received                                             -         (1,200,000)           1,200,000
                                                                 -------------------------------------------------------------
  Net cash flows provided by financing activities                           4,016,760           1,580,000           1,464,882
                                                                 -------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                              421,427           (478,505)             389,450
Cash and cash equivalents - beginning of period                                   377             900,309             510,859
                                                                 -------------------------------------------------------------
Cash and cash equivalents - end of period                               $     421,804       $     421,804       $     900,309
                                                                 =============================================================
Supplemental information
Cash paid for:
    Interest                                                             $      6,257         $        18        $      6,078
                                                                 =============================================================
    Income taxes                                                                    -                   -                   -
                                                                 =============================================================

                              The accompanying notes are an integral part of these financial statements.




                                                  GREAT CHINA MINING, INC.
                                      (previously known as China NetTV Holdings, Inc.)
                                               (AN EXPLORATION STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND
                                              CUMULATIVE AMOUNTS FROM INCEPTION

                                                                      Cumulative
Stated in U.S. dollars                                              from inception           2005                     2004
------------------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:
    Common stock issued for acquisition of Highland Mining Inc.        $    6,800,000                   -      $    6,800,000
                                                                 =============================================================
    Agreement to issue common stock for finder's fee paid for
         acquisition of Highland Mining Inc.                            $     771,120                   -      $      771,120
                                                                 =============================================================
    Agreement to issue common stock for acquisition of Highland
         Mining, Inc.                                                               -                   -                   -
                                                                 =============================================================









                           The accompanying notes are an integral part of these financial statements.



                            GREAT CHINA MINING, INC.
                (previously known as China NetTV Holdings, Inc.)
                         (AN EXPLORATION STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

Great China Mining, Inc. ("the Company") was incorporated under the laws of the State of Nevada on September 15, 1998, under the name "Vancouver's Finest Coffee Company" with an authorized capital of 200,000,000 shares of $0.001 par value common stock. On May 30, 2000, the name was changed to "China NetTV Holdings Inc.". On November 28, 2003, the Company's board of directors voted to abandon the Company's inactive subsidiary, China NetTV Inc. with immediate effect. There were no assets or liabilities in this inactive subsidiary. The Company has changed its name to Great China Mining Inc. on December 30, 2005 and increased its authorized number of shares to issue common stock from 200,000,000 to 500,000,000 shares with no change in par value.

The Company was originally organized for the purpose of marketing retail specialty coffee. The Company later changed its business direction to the operations of digital technology in May 2000 and then to the acquisition of interests in mineral properties on or about July 1, 2003 (See Notes 2 and 8), at which date the Company entered the exploration stage. On December 1, 2003, the Company changed its fiscal year end from August 31 to December 31.

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

To meet these objectives, the Company raised $2,400,000 pursuant to non-brokered private placement of 48,000,000 shares of common stock at $0.05 per share during the first quarter of 2005 and $480,000 from the exercise of Series E stock purchase warrants for 6,000,000 shares of common stock at $0.08 per share in November 2005. Additionally, subsequent to year end, the Company raised $3,360,000 from the exercise of 42,000,000 warrants at $0.08 per share. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Additionally, the Company has also consummated the partial acquisition of Highland Mining Inc. ("Highland") from the former shareholders of Highland ("Highland Shareholders") (See Note 2). Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

Summary of Significant Accounting Policies

Principles of consolidation - The Company acquired 100% interest in Great China Mining (Canada), Inc., a company incorporated on April 20, 2005, under the laws of British Columbia, Canada, with certain officers and directors the same as that of the Company. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fixed assets - Fixed assets, stated at cost, are depreciated over the asset's estimated useful life, ranging from three to five years. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained form the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets. Depreciation charged to operations for year ended December 31, 2005 and 2004, and the cumulative amounts from inception amounted to $7,429, $13,004 and $25,053, respectively.

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

Offering costs - Costs directly attributable to any proposed or actual offering of securities are charged against the gross proceeds of the offering and costs of an aborted offering are expensed.

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

Foreign currency translation - The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and other accrued liabilities, and promissory note payable, the carrying amounts approximate fair value due to their short maturities.

Earnings per share - Basic earnings or loss per share ("EPS") is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS in the financial statements are basic EPS as defined by SFAS No. 128, "Earnings Per Share." Convertible securities that could potentially dilute basic EPS in the future such as options and warrants are not included in the computation of diluted EPS because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


                                                    2005                2004
                                            ------------------- ----------------

Net loss
    As reported                             $       9,468,397        $ 1,844,826
    Stock-based employee compensation
        cost, net of tax                              130,000           -
                                            ------------------- ----------------
    Pro forma                               $       9,598,397        $ 1,844,826
                                            =================== ================

Loss per share
    As reported                             $            0.05       $       0.03
                                            =================== ================
    Pro forma                               $            0.05       $       0.03
                                            =================== ================


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

Concentration of Credit Risk - The Company's operations are currently in Tibet and other areas of China. If the Company was unable to derive any revenues from its current business operations, it would have a significant, financially disruptive effect on the operations of the Company. Based on the current economic environment in China, the Company does not expect any material adverse impact to its business, financial condition and results of operations.

Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock - The Company accounts for derivative financial instruments indexed to, and potentially settled in, the Company's own common shares as a liability in accordance with paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19. For all contractual arrangements for which the Company does not have a sufficient number of authorized and unissued shares and the share settlement is not controlled by the Company, i.e. shareholder approval is required to be obtained to increase the Company's authorized shares in order to net-share or physically settle a contract, the Company is required to recognize an asset or liability measured at fair value. Changes in fair value are reported in earnings and disclosed in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any gains or losses on those contracts are included in earnings. The classification of a contract is re-assessed at each balance sheet date If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified. If a contract is reclassified from permanent or temporary equity to an asset or a liability, the change in fair value of the contract during the period the contract was classified as equity is accounted for as an adjustment to stockholders' equity. The contract subsequently is marked to fair value through earnings. If a contract is reclassified from an asset or a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as an asset or a liability should not be reversed.
Related party transaction - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.
Reclassifications - Certain of the comparative figures have been reclassified to conform to the current period's presentation. Recent Accounting Pronouncements - The Financial Accounting Standards issued the following pronouncements during 2005, none of which are expected to have a significant affect on the financial statements:

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will not have any impact on the Company's consolidated financial statements.

NOTE 2 - MINERAL PROPERTIES

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

On December 23, 2004, Highland shareholders entered into an option agreement with Continental. Continental can earn 50% interest of the issued and outstanding shares of Highland by agreement to pay $2,000,000 to Highland shareholders and investment of $3,000,000 and $2,000,000 by November 5, 2005 and November 5, 2006 respectively in Highland to fund the exploration of the Xietongmen Copper-Gold Property. Continental may earn a further 10% of the issued and outstanding shares of Highland, through the investment of an additional $3,000,000 by November 5, 2007 in Highland to fund exploration of the Xietongmen Copper-Gold Property. If Continental exercises its option to earn a further 10% equity interest in Highland by fulfilling the related terms and conditions, the Company shareholding in Highland will be reduced to 40%. As of the date of issuance of these financial statements, Continental has paid Highland shareholders $2,000,000 and funded $3,000,000 for the exploration of the Xietongmen Copper-Gold Property. (See Note 8)

Under the Shareholders Agreement dated December 23, 2004 between Continental, the Company and other related parties, Continental will manage Highland and Tianyuan during the option period. Once the option is exercised, further funding of Highland would be proportional to interests held in the project, with a proportionate reduction in the shareholdings of any shareholder which fails to match the funding of the others. If the other parties' shareholdings in Highland fall below 15%, those parties may elect to convert their holdings to an entitlement of 12.5% of the after pay-back profit of Highland.

Net investment in Highland at December 31, 2005 follows:

Historical cost of 500,000 shares of Highland Mining Inc.             $ 800,000
Equity in undistributed losses of investee company                     (800,000)
                                                                ----------------
Investment in equity                                                        $ -
                                                                ================

In March and April 2005, the Company signed Lease and Option Agreements with three private companies in China to acquire 60% to 80% equity interest in nine mineral properties in Tibet, China through spending a minimum of $200,000 to $400,000 on each of these properties each year for a two- year period. The Company has committed to spend approximately $1.75 million in total on four of these mineral properties in year 2005. Up to December 31, 2005, total exploration expenses incurred by the Company on these four mineral properties were $1,678,204, which can be summarized as follows:


                          Banongla       Donggapu       Tangbai      Zemuduola        Total
-------------------------------------------------------------------------------------------------

Assay                             $ -        $ 2,157       $ 3,168       $ 2,561         $ 7,886
Drilling                            -         94,713        92,170       143,297         330,180
Geological survey             109,173        159,536        73,972        88,728         431,409
Geophysical                         -        126,461        64,488        51,680         242,629
Miscellaeous                    9,074         36,222        12,483        67,256         125,035
Road construction                   -         77,030             -       110,101         187,131
Surface and adit work               -         86,180        29,125        71,333         186,638
Travel                          4,707         14,820        10,288        26,012          55,827
Wages and benefits              2,804         34,996        11,514        62,155         111,469
                        -------------------------------------------------------------------------
                            $ 125,758      $ 632,115     $ 297,208     $ 623,123     $ 1,678,204
                        =========================================================================

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

Furniture and office equipment                                 $       1,155
Computer equipment                                                    24,041
Computer software                                                      1,014
                                                               -----------------
                                                                      26,210
Less : accumulated depreciation                                       12,588
                                                               -----------------
                                                               $      13,622
                                                               =================

NOTE 4 - RELATED PARTY TRANSACTIONS

Consulting fees

During the years ended December 31, 2005 and 2004, and the period from inception to December 31, 2005, the Company incurred consulting fees of approximately $219,000, $319,000, and $779,000, respectively, to certain directors and officers of the Company. The Company has a consulting agreement with a director of the Company for his services at $3,000 per month until December 31, 2005. The Company has a consulting agreement with an officer of the Company for his consulting services at C$6,000 per month until December 31, 2005 and at C$7,000 until January 12, 2007, respectively.

Promissory note payable

The Company executed a promissory note for $100,000 with interest at 0% thereon to a company controlled by Zhi Wang, a Director and Chairman of the Company. The note was due for payment on May 15, 2005. The Company has the right to prepay the note in whole or in part at any time without premium or penalty. The funds were obtained to further support working capital requirements. The note was repaid in January 2005.


NOTE 5 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2005 and 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is as follows:

Deferred tax assets resulting from:               2005              2004
                                            ----------------- -----------------
   Net operating loss carryforwards         $         802,000 $      944,000
    Capital loss carryforward                         448,000        448,000
Valuation allowance                               (1,250,000)    (1,392,000)
                                            ----------------- -----------------
Net deferred tax assets                                     -              -
                                            ================= =================

The Company has available net operating loss carryforwards and capital loss carryforwards of approximately $2,300,000 and $1,280,000, respectively, for tax purposes to offset future taxable income which expire through 2025 and 2006, respectively. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

The difference between income taxes at statutory rates and the amount presented in the financial statements for the years ended December 31, 2005 and 2004, and cumulative from inception, is a result of the following approximated amounts:


                                                                                                              Cumulative
                                                                         2005                2004           From Inception
                                                                 ------------------- ------------------- -------------------

Statutory federal income tax rate - expense (benefit)            $         170,000   $        627,000          1,250,000
Change in valuation allowance                                             (170,000)           (627,000)       (1,250,000)
                                                                 ------------------- ------------------- -------------------
                                                                                 -                  -                  -
                                                                 =================== =================== ===================


NOTE 6 - STOCKHOLDERS' EQUITY

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


Potential Shares to be Issued

Before the Annual General Meeting held on December 30, 2005, the Company had potential shares to be issued under contractual arrangements that were in excess of the authorized share capital of the Company. During 2005, the Company accounted for the fair value of the potential shares to be issued as an expense with an offset to current liabilities with revaluations at each quarter end.
Changes in fair value are reported in earnings according to paragraph 19 of Emerging Issues Task Force ("EITF") Issue 00-19. Upon the approval of increase in authorized share capital on December 30, 2005 (see Note 1), the fair value of these potential shares (43,200,375) to be issued under contractual arrangements, mainly from outstanding warrants and options, was re-allocated from current liability to stockholders' equity.

The fair value of the potential shares to be issued was estimated using the Black-Scholes option pricing model with weighted average assumptions as follows:


Risk free interest rate                                      3.48% to 3.94%
Expected life of warrants and options in years           0.20 to 0.75 years
Expected volatility                                        62.04% to 82.10%
Dividend per share                                                    $0.00

STOCK OPTIONS

On December 21, 2005, the Company granted an aggregate of 1,000,000 stock options to an employee and 200,000 stock options to two consultants, with an exercise price of $0.12 per share, expiring 3 years from the date of grant, being vested immediately. The Company recorded stock based compensation expense of $26,000. The weighted average fair value of the options granted was estimated at $0.13 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 155%, risk-free interest rates of 3.85%, and expected lives of three years.

As of December 31, 2005, there are 2,200,000 stock options outstanding; 1,000,000 exercisable at $0.10 by August 01, 2006 and 1,200,000 at $0.12 by
December 21, 2006 respectively. 5,000,000 stock options at an exercise price of $0.40 each expired on May 31, 2005. No options were canceled, forfeited, or exercised during the year ended December 31, 2005. The weighted average exercise price of the options outstanding and exercisable is $0.11 and the weighted average remaining contractual life is 1.93 years.

STOCK PURCHASE WARRANTS

The outstanding stock purchase warrants as of December 31, 2005 can be summarized as follows:-


                      Number                    Exercise price                     Expiry
  Warrants         outstanding                  for each share                      date
Series "D"                 200,375                                  $0.75   September 30, 2006
Series "E"              42,000,000   $0.08 on or before March 14, 2006      March 14, 2007
                                     or $0.25 thereafter
                -------------------
                        42,200,375
                ===================



During the year ended  December 31, 2005,  3,040,000  Series "B" and  15,849,625
Series "C" Warrants were expired and 6,000,000 Series "E" warrants were exercised.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

In December 2003, the Company entered into a lease for office space under a non-cancelable operating lease for a term of 3 years beginning January 2004 and expiring on December 31, 2006, with two free months rent. Future commitment for the year 2006 is $27,000.

Consulting Agreements

The Company has a consulting agreement with a director of the Company for his services at $3,000 per month until December 31, 2005. The Company has a consulting agreement with an officer of the Company for his consulting services at C$6,000 per month until December 31, 2005 and at C$7,000 until January 12, 2007 respectively. The Company also has a consulting agreement with two geologists for their consulting services at C$3,200 and C$3,500 per month until December 31, 2005 and C$3,500 and C$3,800 until December 31, 2007, respectively

Stock Options and Warrants (See details in Note 6)


NOTE 8 - SUBSEQUENT EVENTS

Common stock issued:

   o On January 27, 2006, the Company issued 65,000,000 and 9,639,000 shares against the Agreement to Issue Shares as part of the consideration for acquisition of 50% interest in Highland and the related finder's fee, respectively. See details in Note 2.

   o On March 14, 2006, 42,000,000 Series "E" warrants were exercised at $0.08 each for cash of $3,360,000.


Investment in Mineral Properties

   o As of the date of issuance of these financial statements, Continental has funded an additional $2,000,000 for the exploration of the Xietongmen Copper-Gold Property to earn the 50% interest of the issued and outstanding shares of Highland. See details in Note 2.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 28, 2006                     GREAT CHINA MINING INC.

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



/s/ Anthony Garson             President and Director           March 28, 2006
-------------------------
Anthony Garson


/s/ Jie Yang                   Vice President & Director        March 28, 2006
-------------------------
Jie Yang


/s/ Zhi Wang                   Director & Chairman              March 28, 2006
-------------------------
Zhi Wang


/s/ Jing Wang                  Director                         March 28, 2006
-------------------------
Jing Wang


/s/ Xiaojun Ma                 Director                         March 28, 2006
-------------------------
Xiaojun Ma