Form 10QSB
period 2006-03-31
GREAT CHINA MINING, INC
filed 2006-05-19
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                  For the quarterly period ended March 31, 2006

                         Commission file number: 0-26217

                             GREAT CHINA MINING INC.
                             -----------------------
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

Common Stock, $0.001 par value: 316,235,575 shares outstanding as of March 31, 2006 (latest practicable date).

Transitional Small Business Disclosure Format        Yes [_]   No [X]

                            GREAT CHINA MINING INC.
                                   FORM 10-QSB


                                      INDEX
                                                                        PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                       F-1 - F-10

Item 2.    Management's Discussion and Analysis or Plan of
           Operation                                                       8

Item 3.    Controls and Procedures                                        15


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds    16

Item 3.    Defaults Upon Senior Securities                                16

Item 4.    Submission of Matters to a Vote of Security Holders            16

Item 5.    Other Information                                              16

Item 6.    Exhibits and Reports on Form 8-K                               16

           Signatures                                                     17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                              GREAT CHINA MINING INC.
                  (previously known as ChinaNet TV Holdings Inc.)
                          (an Exploration Stage Company)
                            CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2006 AND DECEMBER 31, 2005
                                    (Unaudited)
                                                                                           March 31,        December 31,
Stated in U.S. dollars                                                                       2006               2005
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                                                          $        3,431,467 $          421,804
  Prepaid expenses and other current assets                                                      35,890             25,358
---------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                          3,467,357            447,162

Fixed assets, net (Note 4)                                                                       11,617             13,622
Investment in Highland Mining Inc. (Note 3)                                                           -                  -

---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $        3,478,974 $          460,784
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables and accrued expenses                                             $           25,739 $          224,618

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 500,000,000
    Issued and Outstanding : 316,235,575 (2005: 199,596,575)                                    316,235            199,596
  Additional paid in capital                                                                 16,871,942         12,857,461
  Agreement to issue common stock for acquisition cost (65,000,000 shares)                            -                  -
  Agreement to issue common stock for finder's fee (9,639,000 shares) (Note 3 & 5)                    -            771,120
  Accumulated Other Comprehensive Loss                                                           (3,464)            (4,881)
  Accumulated deficit prior to exploration stage                                             (1,554,790)        (1,554,790)
  Accumulated deficit during exploration stage                                              (12,176,688)       (12,032,340)

---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    3,453,235            236,166

---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                            $       3,478,974  $         460,784
===========================================================================================================================


          (See condensed notes to the consolidated financial statements)


                                 GREAT CHINA MINING INC.
                     (previously known as ChinaNet TV Holdings Inc.)
                             (an Exploration Stage Company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months period ended March 31, 2006 and 2005 and cumulative amounts from inception (July 1, 2003)
                                    to March 31, 2006
                                       (Unaudited)

                                                                Cumulative            March 31,            March 31,
Stated in U.S. dollars                                        from Inception            2006                 2005
-------------------------------------------------------------------------------------------------------------------------

Revenue                                                                    $ -           $ -                        -$ -

Expenses
  Exploration expenses                                               1,683,232                5,028                    -
  General and administrative                                         2,465,449              145,411              106,404
  Finder's fees                                                        771,120                    -                    -
-------------------------------------------------------------------------------------------------------------------------
                                                                     4,919,801              150,439              106,404

Operating Loss                                                      (4,919,801)            (150,439)            (106,404)

Other Income and Expenses
   Interest income                                                      31,816                6,092                6,911
   Equity loss                                                        (800,000)                   -             (105,113)
   Accounts payable written off                                          3,453                    -                    -
   Interest expenses                                                    (9,653)                  (1)                 (18)
   Loss on disposal of fixed assets                                    (16,009)                   -                    -
   Fair value of potential shares to be issued
      in excess of authorized share capital                         (6,466,494)                   -           (8,206,077)
-------------------------------------------------------------------------------------------------------------------------
                                                                    (7,256,887)               6,091           (8,304,297)

Provision for income taxes                                                   -                    -                    -

-------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Stockholders                        $ (12,176,688)          $ (144,348)         $(8,410,701)
=========================================================================================================================


Loss per share attributable to common stockholders:                                         $ (0.00)             $ (0.05)
                                                                               ==========================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                                     260,139,864          169,774,353
                                                                               ==========================================





                 (See condensed notes to the consolidated financial statements)


                                          GREAT CHINA MINING INC.
                              (previously known as ChinaNet TV Holdings Inc.)
                                      (an Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                 DEFICIENCY for the period from inception (July 1, 2003) to March 31, 2006
                                                (Unaudited)

                                                                                                        Accumulat-   Accumulat-
                                                                            Agreement    Accumulat-    ed Deficit   ed Deficit
                                           Stock    Additional  Subscrip-   to issue     ed other      prior to      during
                                Common   Amount At   Paid In      tion       common     comprehen-    explora-     explora-
Stated in U.S. dollars          Shares   Par Value   Capital    received     stock      sive loss     tion stage  tion stage  Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2003
  (inception)                 37,446,200   $37,446  $1,364,802         $-        $ -       $ -  $(1,554,790)         $ - $(152,542)

Issuance of common
  stock for acquisition
  costs on July 23, 2003      97,700,000    97,700     (97,700)         -          -         -            -            -          -

Issuance of common stock
  for acquisition costs
  on July 23, 2003 -
  related party                6,839,000     6,839      (6,839)         -          -         -            -            -          -

Compensation cost - stock
  options                              -         -     210,000          -          -         -            -            -    210,000

Net loss, two months ended
  August 31, 2003                      -         -           -          -          -         -            -     (312,248)  (312,248)

------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2003     141,985,200   141,985   1,470,263          -          -         -   (1,554,790)    (312,248)  (254,790)

Issuance of common stock
  for cash @$0.06 on
  October 29, 2003            15,000,000    15,000     885,000          -          -         -            -            -    900,000

Issuance of common stock
  for 7% finders fee for
  shares issued on October
  29, 2003                     1,050,000     1,050      (1,050)         -          -         -            -            -          -

Exercise of Series A stock
  purchase warrants @$0.10
  on December 11, 2003            50,000        50       4,950          -          -         -            -            -      5,000

Exercise of Series B stock
  purchase warrants @$0.15
  on December 23, 2003           250,000       250      37,250          -          -         -            -            -     37,500

Exercise of Series A stock
  purchase warrants @$0.10
  on December 23, 2003           250,000       250      24,750          -          -         -            -            -     25,000

Compensation cost - stock
  options                              -         -      10,000          -          -         -            -            -     10,000

Net loss, four months ended
  December 31, 2003                    -         -           -          -          -         -            -     (380,869)  (380,869)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003   158,585,200   158,585   2,431,163          -          -         -   (1,554,790)    (693,117)   341,841



                                          GREAT CHINA MINING INC.
                              (previously known as ChinaNet TV Holdings Inc.)
                                      (an Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                 DEFICIENCY for the period from inception (July 1, 2003) to March 31, 2006
                                                (Unaudited)

                                                                                                        Accumulat-   Accumulat-
                                                                            Agreement    Accumulat-    ed Deficit   ed Deficit
                                           Stock    Additional  Subscrip-   to issue     ed other      prior to      during
                                Common   Amount At   Paid In      tion       common     comprehen-    explora-     explora-
Stated in U.S. dollars          Shares   Par Value   Capital    received     stock      sive loss     tion stage  tion stage  Total
------------------------------------------------------------------------------------------------------------------------------------

Exercise of Series A stock
  purchase warrants @$0.10
  on January 6, 2004              50,000        50       4,950          -          -         -            -            -      5,000

Exercise of Series A stock
  purchase warrants @$0.10
  on January 27, 2004          2,940,000     2,940     291,060          -          -         -            -            -    294,000

Issuance of common stock
  into escrow for acquis-
  ition of mineral property
  on April 15, 2004           32,000,000    32,000     (32,000)         -          -         -            -            -          -

Issuance of common stock for
  legal services @$0.10
  on April 12, 2004            2,800,000     2,800     277,200          -          -         -            -            -    280,000

Exercise of Series C stock
  purchase warrants @$0.08
  on October 1, 2004             200,375       200      15,830          -          -         -            -            -     16,030

Cancellation of common
  stock issued for acqui-
  sition costs (129,700,000
  shares), finder's fee
  (6,839,000 shares) and
  legal costs (2,800,000
  shares) on July 23, 2003
  & April 12, 2004          (139,339,000) (139,339)   (140,661)         -          -         -            -            -   (280,000)

Issuance of common stock
  for the partial acquisi-
  tion of Highland Mining
  Inc. @ historical cost
  on December 28, 2004
  (85,000,000 shares)         85,000,000    85,000     715,000          -          -         -            -            -    800,000

Issuance of agreement to
  issue common stock for
  the partial acquisition
  of Highland Mining Inc.
  on December 28, 2004
  (65,000,000 shares)                  -         -           -          -          -         -            -            -          -

Subscription received on
  December 31, 2004 for
  private placement of
  24,000,000 shares @$0.05             -         -           -  1,200,000                    -            -            -  1,200,000

Issuance of Agreement To
  Issue Common Stock for
  finder's fee on acqui-
  sition of Highland Min-
  ing Inc. @$0.08 on Decem-
  ber 28, 2004 (9,639,000
  shares)                              -         -           -          -    771,120         -            -            -    771,120

Legal fees incurred for
  the issuance of common
  stock on December 28,
  2004 in connection with
  the partial acquisition
  of Highland Mining Inc.              -         -     (20,215)         -          -         -            -            -    (20,215)



                                          GREAT CHINA MINING INC.
                              (previously known as ChinaNet TV Holdings Inc.)
                                      (an Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                 DEFICIENCY for the period from inception (July 1, 2003) to March 31, 2006
                                                (Unaudited)

                                                                                                        Accumulat-   Accumulat-
                                                                            Agreement    Accumulat-    ed Deficit   ed Deficit
                                           Stock    Additional  Subscrip-   to issue     ed other      prior to      during
                                Common   Amount At   Paid In      tion       common     comprehen-    explora-     explora-
Stated in U.S. dollars          Shares   Par Value   Capital    received     stock      sive loss     tion stage  tion stage  Total
------------------------------------------------------------------------------------------------------------------------------------

Net loss, year ended
  December 31, 2004                    -         -           -          -          -         -            -   (1,844,826)(1,844,826)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004   142,236,575   142,236   3,542,327  1,200,000    771,120         -   (1,554,790)  (2,537,943) 1,562,950

Issuance of common stock for
  cash @$0.05 on February 7,
  2005                        24,000,000    24,000   1,176,000 (1,200,000)         -         -            -            -          -

Issuance of common stock
  for 7% finder's fee for
  shares issued on February
  7, 2005                      1,680,000     1,680      (1,680)         -          -         -            -            -          -

Issuance of common stock
  for cash @$0.05 on
  February 8, 2005            17,000,000    17,000     833,000          -          -         -            -            -    850,000

Issuance of common stock
  for cash @$0.05 on
  March 10, 2005              5,000,000      5,000     245,000          -          -         -            -            -    250,000

Issuance of common stock
  for cash @$0.05 on
  March 14, 2005              2,000,000      2,000      98,000          -          -         -            -            -    100,000

Issuance of common stock
  for 7% finder's fee
  for shares issued on
  February 8, March 10
  & March 14, 2005            1,680,000      1,680      (1,680)         -          -         -            -            -          -

Exercise of Series E stock
  purchase warrants @$0.08
  on November 9, 2005         3,000,000      3,000     237,000          -          -         -            -            -    240,000

Exercise of Series E stock
  purchase warrants @$0.08
  on November 14, 2005        3,000,000      3,000     237,000          -          -         -            -            -    240,000

Fair value of options and
  warrants                            -          -   6,466,494          -          -         -            -            -  6,466,494

Foreign currency translation
  adjustments                         -          -           -          -          -    (4,881)           -            -     (4,881)

Compensation cost - stock
  options                             -          -      26,000          -          -         -            -            -     26,000

Net loss, year ended December
  31, 2005                            -          -           -          -          -         -            -   (9,494,397)(9,494,397)

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005   199,596,575  $199,596 $12,857,461        $ -   $771,120 $(4,881) $(1,554,790) $(12,032,340)  $236,166

Exercise of Series E stock
  purchase warrants @$0.08
  on March 16, 2006           42,000,000    42,000  3,318,000           -          -         -            -            -  3,360,000

Issuance of Common Stock
   for finder's fee on
   acquisition of Highland
   Mining Inc. @$0.08 on
   January 27, 2006            9,639,000     9,639    761,481           -   (771,120)        -            -            -          -

Issuance of common stock
  for the partial acquisi-
  tion of Highland Mining
  Inc. on January 27, 2006    65,000,000    65,000    (65,000)          -          -         -            -            -          -



                                          GREAT CHINA MINING INC.
                              (previously known as ChinaNet TV Holdings Inc.)
                                      (an Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                 DEFICIENCY for the period from inception (July 1, 2003) to March 31, 2006
                                                (Unaudited)

                                                                                                        Accumulat-   Accumulat-
                                                                            Agreement    Accumulat-    ed Deficit   ed Deficit
                                           Stock    Additional  Subscrip-   to issue     ed other      prior to      during
                                Common   Amount At   Paid In      tion       common     comprehen-    explora-     explora-
Stated in U.S. dollars          Shares   Par Value   Capital    received     stock      sive loss     tion stage  tion stage  Total
------------------------------------------------------------------------------------------------------------------------------------

Foreign currency transla-
  tion adjustments                     -         -          -           -          -     1,417            -            -      1,417

Net loss, three months
  ended March 31, 2006                 -         -          -           -          -         -            -     (144,348)  (144,348)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006      316,235,575   316,235 16,871,942           -          -    (3,464)  (1,554,790) (12,176,688) 3,453,235
====================================================================================================================================



                         (See condensed notes to the consolidated financial statements)


                                     GREAT CHINA MINING INC.
                         (previously known as ChinaNet TV Holdings Inc.)
                                 (an Exploration Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months period ended March 31, 2006 and 2005
                      and cumulative amounts from inception (July 1, 2003)
                                        to March 31, 2006
                                           (Unaudited)

                                                                           Cumulative
Stated in U.S. dollars                                                   from Inception         2006             2005
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                $ (12,176,688)       $ (144,348)    $ (8,410,701)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                27,057             2,004            1,733
    Equity loss                                                                 800,000                 -          105,113
    Compensation cost - stock options                                           246,000                 -                -
    Translation adjustments                                                      (3,464)            1,417                -
    Agreement to issued common stock for finder's fee                           771,120                 -                -
    Accounts payable written off                                                 (3,453)                -                -
    Loss on disposal of fixed assets                                             16,009                 -                -
    Change in fair value of potential shares to be issued in excess of
       authorized share capital                                               6,466,494                 -        8,206,077
    Changes in assets and liabilities
      Increase in prepaid expenses and other current assets                     (35,889)          (10,531)          (6,081)
      Decrease in accounts payable and accrued expenses                         (38,593)         (198,879)         (30,509)
      Decrease in accrued expenses - related party                               (1,526)                -                -
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                      (3,932,933)         (350,337)        (134,368)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Equipment and automobile additions                                            (57,262)                -           (7,667)
  Proceeds on disposal of fixed assets                                           44,525                 -                -
---------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                     (12,737)                -           (7,667)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Advances (repayments) - amount due to related parties                         (93,540)                -                -
  Principal payments - installment loans payable                                (52,230)                -                -
  Promissory note payable - related party                                             -                 -         (100,000)
  Proceeds from the issuance of common stock                                  7,522,530         3,360,000        1,200,000
---------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                             7,376,760         3,360,000        1,100,000
---------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                         3,431,090         3,009,663          957,965

Cash and cash equivalents - beginning of period                                     377           421,804          900,309
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                   $ 3,431,467       $ 3,431,467      $ 1,858,274
===========================================================================================================================
Supplemental Information :
Cash paid for :
    Interest                                                                    $ 6,258               $ 1             $ 18
    Income taxes                                                                      -                 -                -

Non-cash investing and financing activities :
    Common stock issued for services rendered                                       $ -               $ -              $ -
    Common stock issued for acquisition of Highland Mining Inc.               6,800,000                 -                -
    Agreement to issue common stock for acquisition of Highland Mining Inc.           -                 -                -
    Agreement to issue common stock for finder's fees paid for
      acquisition of Highland Mining Inc.                                       771,120                 -                -



                 (See condensed notes to the consolidated financial statements)

                            CHINA NETTV HOLDINGS INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

================================================================================

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended December 31, 2005 included in its Annual Report on Form 10-KSB, as amended.

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

To meet these objectives, 42,000,000 Series "E" warrants were exercised at $0.08 each for cash of $3,360,000 (Note 5) and the major shareholders of the Company have agreed to merger the Company with Continental Minerals Corporation, subject to the shareholders' and regulatory approval (Note 7). Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Great China Mining (Canada), Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Recent accounting pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Fees - During the three-month period ended March 31, 2006, the Company incurred consulting fees of $33,790 (2005: $46,163) to certain directors and officers of the Company.

The Company has a consulting agreement with an officer of the Company for his consulting services at C$6,000 per month until December 31, 2005 and then at C$7,000 until January 12, 2007, respectively.


NOTE 3 - INVESTMENT IN HIGHLAND MINING INC. AND 46 OTHER MINERAL PROPERTIES

On November 5, 2004, the Company and Highland Shareholders entered into a Share Exchange Agreement whereby the Company agreed to issue 85,000,000 of its common shares from treasury and an Agreement to Issue Shares for issuance of 65,000,000 of the Company's common shares (issued, Note 5) in exchange for 50% of the issued and outstanding shares of Highland held by Highland Shareholders, pursuant to the terms and conditions hereafter set forth:

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

The Company also issued an Agreement to Issue Shares for 9,639,000 common shares (issued, Note 5) as finder's fee for the transaction.

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

Net investment in Highland at March 31, 2006 follows:

Historical cost of 500,000 shares of Highland Mining Inc.       $800,000
Equity in undistributed losses of investee company             ($800,000)
                                                               ----------
Investment in equity                                            $      -
                                                               ==========


Mineral properties                Banongla      Donggapu       Tangbai       Zemuduola        Total
---------------------------------------------------------------------------------------------------------
Exploration expenses
     Assay                                $ -       $ 7,185        $ 3,168       $ 2,561        $ 12,914
     Drilling                               -        94,713         92,170       143,297         330,180
     Geological survey                109,173       159,536         73,972        88,728         431,409
     Geophysical                            -       126,461         64,488        51,680         242,629
     Miscellaeous                       9,074        36,222         12,483        67,256         125,035
     Road construction                      -        77,030              -       110,101         187,131
     Surface and adit work                  -        86,180         29,125        71,333         186,638
     Travel                             4,707        14,820         10,287        26,011          55,825
     Wages and benefits                 2,804        34,996         11,514        62,155         111,469
                               --------------------------------------------------------------------------
                                    $ 125,758     $ 637,143      $ 297,207     $ 623,122     $ 1,683,230
                               ==========================================================================

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                                          $ 1,155
Computer equipment                                         24,037
Computer software                                           1,014
                                                   ---------------
                                                           26,206
Less: accumulated depreciation                            (14,589)
                                                   ---------------
                                                         $ 11,617
                                                   ===============

Depreciation charged to operations for the three-month period ended March 31, 2006, and the period from inception to March 31, 2006, amounted to $2,004 (2005:
$1,733), and $14,589, respectively.


NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS

a. Common Stock

On January 27, 2006, the Company issued 65,000,000 and 9,639,000 shares against the Agreement to Issue Shares as part of the consideration for acquisition of 50% interest in Highland and the related finder's fee, respectively (Note 3). The historical cost of the partial acquisition of Highland, $800,000, was recorded on the issuance of the initial 85,000,000 shares on December 28, 2004 to reflect the cost of acquisition of Highland. The 65,000,000 shares issued in January 27, 2006 were thus recorded at zero cost.

b. Stock Options

As of March 31, 2006, there are 2,200,000 stock options outstanding; 1,000,000 exercisable at $0.10 expiring August 1, 2006 and 1,200,000 at $0.12 expiring December 21, 2008 respectively. 5,000,000 stock options at an exercise price of $0.40 each expired on May 31, 2005. No options were canceled, forfeited, or exercised during the three-month period ended March 31, 2006. The weighted average exercise price of the options outstanding and exercisable is $0.11 and the weighted average remaining contractual life is 1.64 years.

c. Stock Purchase Warrants

The outstanding stock purchase warrants as of March 31, 2006 can be summarized as follows:-

                    Number        Exercise price            Expiry
  Warrants       outstanding      for each share             date

Series "D"             200,375              $0.75   September 30, 2006
---------------------------------------------------------------------------

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

Operating Leases

In December 2003, the Company entered into a lease for office space under a non-cancelable operating lease for a term of 3 years beginning January 2004 and expiring on December 31, 2006, with two free months rent. Future commitment for the year 2006 is $20,250.

Consulting Agreements - See details in Note 2.

Stock Options and Warrants - See details in Note 5


NOTE 7 - SUBSEQUENT EVENTS

Continental has entered into agreements with holders of 212 million of the shares of the Company ("Shareholders"), representing approximately 67% of issued and outstanding shares of the Company, who have agreed to support a merger whereby the Company's shares will be exchanged for Continental's shares on a ratio of 8.7843 of the Company's shares for each Continental share. Completion of the merger is subject to a number of conditions, including execution of definitive merger documentation, as well as shareholders' and regulatory approvals. Continental will issue 36 million shares (approximately 40% of its post-merger issued shares) for 100% of the Company's issued and outstanding shares. The Shareholders letters also provide that if for any reason the corporate merger cannot be completed, they will exchange their shares with Continental on the agreed ratio in a series of private transactions and thus assuring that Continental can have the majority control of the Company, subject only to TSX Venture Exchange acceptance.

Continental will also be acquiring interests in the three other properties, totaling 109 square kilometres, which surround the Xietongmen Property ("the Area of Interest Properties") by issuing 1.5 million shares to a related party of the Company. The transaction will result in a property holdings increase from 12 to 121 square kilometers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information presented here should be read in conjunction with Great China Mining Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2005 filed under Form 10-KSB.

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

The majority of the Company's expenses for the three months ended March 31, 2006 primarily consisted of the following significant items: exploration expenses incurred in connection with mining efforts and general and administrative expenses primarily consisting of consulting, legal and professional fees and salaries and benefits. The expenses incurred in 2005 in the quarter were slightly lower than those for the same period in 2006 and were for general and administrative costs related to the Company's attempts to negotiate, analyze, and finance its business plan to act as a mineral exploration company in China, specifically Tibet.

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

Due to the "start up" nature of the Company's business, we expect to incur losses from exploration activities for at least the next twelve months at an increased rate as no near term revenue production can be foreseen. Accordingly, there is substantial doubt about our ability to continue as a going concern. During the quarter ended March 31, 2006, 42,000,000 Series "E" warrants were exercised at $0.08 each for cash of $3,360,000. Recently, the major shareholders of the Company agreed to merge the Company with Continental Minerals Corporation ("Continental"), subject to shareholders' and regulatory approval. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

As necessary, we may raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We may seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

PLANNED MERGER AGREEMENT WITH CONTINENTAL MINERALS CORPORATION

Continental has entered into agreements with holders of 212 million of the shares of the Company ("Shareholders"), representing approximately 67% of issued and outstanding shares of the Company, who have agreed to support a merger whereby the Company's shares will be exchanged for Continental's shares on a ratio of 8.7843 of the Company's shares for each Continental share. Completion of the merger is subject to a number of conditions, including execution of definitive merger documentation, as well as shareholders' and regulatory approvals. Continental will issue 36 million shares (approximately 40% of its post-merger issued shares) for 100% of the Company's issued and outstanding shares. The Shareholders letters also provide that if for any reason the corporate merger cannot be completed, they will exchange their shares with Continental on the agreed ratio in a series of private transactions and thus assuring that Continental can have the majority control of the Company, subject only to TSX Venture Exchange acceptance.

Continental will also be acquiring interests in the three other properties, totaling 109 square kilometres, which surround the Xietongmen Property ("the Area of Interest Properties") by issuing 1.5 million shares to a related party of the Company. The transaction will result in a property holdings increase from 12 to 121 square kilometers.

CONCENTRATION OF CREDIT RISK

The Company's operations are currently in Tibet and other areas of China. The Company may never derive any revenues from its current business operations and this will have a significant, financially disruptive effect on the operations of the Company. Based on the current economic environment in China, the Company does not expect any material adverse impact to its business, financial condition and results of operations in these geographic locations, however the ability to generate revenue will be dependent on the Company's ability to achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

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


Statistics for Drilling program on Xietongmen Commenced in April 2006

                                                   Up to December 31,      This quarter     Up to March 31,
                                                          2005                                    2006

1. Drilled (meter)                                       21332               6,242.10          27,474.10
2. Area covered (meter by meter)                        400 x900            500 x1300          500 x1300
3. Assay results reported (hole)                     43 drill holes       19 drill holes     62 drill holes
   3.1 Average mineralized length (meter)                 210                  165                200
   3.2 Copper equivalent grade (%)                        1.05                0.91*              0.91*
   3.3 Longest mineralized length (meter)                 321                  318                321
3.4 Shortest mineralized length (meter)                   55.5                 31.9               31.9

Note *:- Copper equivalent (CuEQ) grade used in initial measured mineral resource estimate at 0.50% CuEQ cut-off grade reported on February 8, 2006.

2) 4 Properties Surrounding Xietongmen

In conjunction with Chinese advisors and an independent consultant, the Company instigated a work program on Banongla, Zemuduola, Donggapu and Tangbai properties surrounding Xietongmen in 2005 and was completed by the year-end . (Press Release June 29, 2005).


BANONGLA

--------------------------------------------------------------------- ---------------------------------------
                        Allocated field work                            Completed as of December 31, 2005
--------------------------------------------------------------------- ---------------------------------------
1: 25,000 geological mapping covering 69.6 sq. km                     69.6 sq. km
--------------------------------------------------------------------- ---------------------------------------
1:50,000 geochemical stream survey: 69.6 sq. km                       69.6 sq. km
--------------------------------------------------------------------- ---------------------------------------
Trenching program- 200 cu. meters                                     200 cu. meters
--------------------------------------------------------------------- ---------------------------------------



DONGGAPU

The above-mentioned 18 km access road extends 7 km into Zone IV on Donggapu property. An additional eight kilometers of road accessing Zone IV to Zone III has been completed.

--------------------------------------------------------------------- ---------------------------------------
                        Allocated field work                          Completed as of December 31, 2005
--------------------------------------------------------------------- ---------------------------------------
1: 5,000 geological mapping covering 12 sq. km (Revised 10 sq. km)    10 sq. km
--------------------------------------------------------------------- ---------------------------------------
1:10,000 geochemical soil survey: 10 sq. km                           10 sq. km
--------------------------------------------------------------------- ---------------------------------------
Geophysical IP survey covering 7 km (Revised 21.9 km)                 21.9 km
--------------------------------------------------------------------- ---------------------------------------
Trenching program- 2,000 cu. meters (Revised 5,442 cu. meters)        5,442 cu. meters
--------------------------------------------------------------------- ---------------------------------------
Drilling program- 900 meters (Revised 642 meters)                     642 meters
--------------------------------------------------------------------- ---------------------------------------

ZEMUDUOLA

A decision was made to complete an eighteen km access road through the Zemuduola property in order to readily access the above zones and additional anomalous targets located on both the Zemuduola and the adjacent Donggapu property. The road allowed mobilization of trenching and bulldozer equipment and a drill rig as a prelude to a planned diamond-drilling program.

--------------------------------------------------------------------- ----------------------------------------
                         Allocated field work                            Completed as of December 31, 2005
--------------------------------------------------------------------- ----------------------------------------
1: 2,000 geological mapping covering 9 sq. km (Revised 4.5 sq. km)    4.5 sq. km
--------------------------------------------------------------------- ----------------------------------------
Geophysical IP survey covering 9 km (Revised 10.80 km)                10.80 km
--------------------------------------------------------------------- ----------------------------------------
Trenching program- 3,000 cu. meters (Revised 4,472 cu. meters)        4,472 cu. meters
--------------------------------------------------------------------- ----------------------------------------
Drilling program- 1,500 meters (Revised 254 meters)                   254 meters
--------------------------------------------------------------------- ----------------------------------------

TANGBAI

--------------------------------------------------------------------- ---------------------------------------
                        Allocated field work                            Completed as of December 31, 2005
--------------------------------------------------------------------- ---------------------------------------
1: 25,000 geological mapping survey covering 37.9 sq. km              37.9 sq. km
--------------------------------------------------------------------- ---------------------------------------
1:50,000 geochemical stream survey: 37.9 sq. km                       37.9 sq. km
--------------------------------------------------------------------- ---------------------------------------
Geophysical IP survey covering 12 km (Revised 10.18 km)               10.18 km
--------------------------------------------------------------------- ---------------------------------------
Trenching program- 2,000 cu. meters (Revised 1,509 cu. meters)        1,509 cu. meters
--------------------------------------------------------------------- ---------------------------------------
Drilling program- 393 meters                                          393 meters
--------------------------------------------------------------------- ---------------------------------------

Up to year-end 2005, all the fieldwork has been completed on all of the above properties. Assay results for the ZK801 and ZK802 drill core from the Zemuduola property; Assay results from the ZK701,ZK801 and ZK1101 drill core from the Donggapu property; ZK401, ZK402 AND ZK1201 drill core from the Tangbai property and, trench samples taken from both Donggapu and Zemuduola have been analysed and given below:-.

Great China Mining Inc. ("Great China") may earn interests in four properties (Donggapu, Zemuduola, Banongla and Tangbai) located to the southwest of Lhasa in south Central Tibet. The main target of exploration on the properties is a porphyry copper - gold deposit. Exploration carried out by Great China to date has consisted of geological mapping, geochemical and geophysical surveys, trenching and diamond drilling. Results of this work are summarized below.

Donggapu

Four silicified and pyritized alteration zones with associated mineralization have been identified on the Donggapu property. Zone III is the largest zone, covering an area of 1.5 kilometers by 2.5 kilometers, and remains open to the northwest on the Banongla Property. Drilling of this zone intersected extremely silicified intermediate-felsic tuffs with consistent pyrite and intermittent chalcopyrite mineralization. A 72.28 metre interval grading 0.9g/tonne gold and 0.11% copper was intersected in hole ZK1101. Channel sampling of a trench across Zone IV resulted in values up to 38.4g/tonne Au, 2.57% Cu, 1,546 g/tonne Ag, 3.40% Pb and 1.62% Zn. The extent of this zone is not yet known.

Zemuduola

Drill testing of significant surface mineralization (2.46g/tonne Au and 0.55% Cu over 52 meters in trench TC7) at Zone II on the Zemuduola property intersected
0.85 g/tonne Au and 0.35% Cu over 18.05 meters that included 6 meters grading 1.84g/tonne Au and 0.91% Cu. The mineralization is hosted by altered andesitic and tuffaceous rocks. Further south, trenching and sampling of surface mineralization in Zone I resulted in values of 1.25% copper, 1.57 g/tonne Au and
12.96 g/tonne Ag over 28 meters in trench TC1. This mineralization, dominated by malachite, is hosted by silicified and pyritized tuff.

Banongla

Exploration on the Banongla property to date has been limited to geological mapping and stream sediment sampling. Stream sediment anomalies occur to the north of the Donggapu property where values range up to 22 ppb gold, 227 ppm copper, 343 ppm lead and 533 ppm zinc. Mineralization, consisting of pyrite, chalcopyrite and malachite together with magnetite and hematite, has been found in the vicinity of these anomalies, and may represent an extension to the Donggapu Zone III mineralization to the southeast. A second stream sediment anomaly, with values in excess of 17 ppb gold and 220 ppm copper, occurs in the south of the Banongla property, to the southeast of the Xietongmen discovery.

Tangbai

The main mineralization on the Tangbai property is associated with andesite and intermediate-felsic tuff in two sub-parallel zones 1-1 and 1-2. The mineralization consists dominantly of malachite and turquoise staining with traces of chalcopyrite and is hosted by variably silicified and pyritized volcanic rocks. Trenching of zones 1-1 and 1-2 returned up to 1.54% copper over two meters as well as a longer, ten metre, interval grading 0.46% copper. Anomalous gold and silver values are also present.

Three holes were drilled to target depth extensions of mineralized surface showings in Zone 1-1 and 1-2. Samples from holes ZK401 and ZK1201 showed weakly anomalous values with intersections of 0.1% Cu over 2.25 meters and 0.17 g/tonne gold and 0.1% Cu over 7 meters, respectively.

Great China intends to follow up on the positive results of this work. The main priorities for future exploration include detailed mapping and sampling of Donggapu Zone III and IV and Zemuduola Zone I in order to define specific targets for drilling. Further work will also be undertaken elsewhere on these properties to follow up on geological and/or geochemical anomalies. Follow up of the stream sediment anomalies on the Banongla property by a combination of detailed mapping, rock sampling and soil/talus sampling is also planned. No further exploration expenditure has been recommended for Tangbai based on the results of the work program during the year 2005.

However, the three surrounding properties i.e. Banongla, Donggapu and Zemuduola falling in the 10 KM area of interest along with the crown jewel - Xietongmen would be the scope of properties to be merged with Continental Minerals as announced in the joint press release dated April 13, 2006. The remaining non-core properties 43 in all would be returned back to the respective optionees for a nominal value of US$1.00 (the value at which they were acquired).


RESULTS OF OPERATIONS

The Company carried out limited exploration activities during the quarter ended March 31, 2006. The Company generated no revenue and incurred significant losses consisting of exploration expenses of $5,028 and general and administrative expenses of $145,411 for a total expense of $150,439. During the fiscal quarter ended March 31, 2005, the Company generated no revenue and incurred significant losses consisting of general and administrative expenses of $106,404.

The Company had an operating loss of ($150,439) in 2006 and ($106,404) in 2005. In the quarter in 2005, the Company had an equity loss of ($105,113) and a charge for fair value of potential shares to be issued of ($8,206,077). Net loss was ($144,348) in the quarter in 2006 compared to ($8,410,701) in the quarter in 2005. The net loss per share was nominal in 2006 and ($.05) in 2005 in the quarter.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Liquidity and Working Capital

During the quarter ended March 31, 2006, the Company received $3,360,000 in cash proceeds from the exercise of 42,000,000 warrants series E.

As of March 31, 2006, the Company had total current assets of $3,467,357 and total current liabilities of $25,739. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants or options by the holders.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

Great China Mining, Inc. has only a limited and unprofitable operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development and with which the Company intends to operate, and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol GCHA. As of March 31, 2006, there were approximately 316,235,575 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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


ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 3,1, 2006, the end of the period covered by this quarterly report, and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the quarter ended March 31, 2006, the Company received $3,360,000 in cash proceeds from the exercise of 42,000,000 warrants (Series E). The company issued 42,000,000 shares of its common stock in accordance with the exercise of warrants (at $.08 USD per share).

For the sales, the Company relied upon the exemptions from Registration under the Securities Act of 1933 provided by Regulation S, Regulation D, and Sections 4(2) and 4(6)


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
31        Rule 13a-14(a) Certification of Chief Executive Officer
32        18 U.S.C. Section 1350 Certifications of Chief Executive Officer

REPORTS ON FORM 8-K

8-K filed January 4, 2006
8-K filed January 6, 2006
8-K filed January 26, 2006
8-K filed January 30, 2006
8-K filed February 28, 2006
8-K filed March 22, 2006
8-K filed March 28, 2006

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GREAT CHINA MINING, INC.



Date: May 19, 2006                         By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Executive Officer (Principal
                                           Executive Officer)



Date: May 19, 2006                         By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Financial Officer (Principal
                                           Financial Officer)