Form 10QSB
period 2006-06-30
GREAT CHINA MINING, INC
filed 2006-08-17
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                  For the quarterly period ended June 30, 2006

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

Common Stock, $0.001 par value: 316,235,575 shares outstanding as of June 30, 2006 (latest practicable date).

Transitional Small Business Disclosure Format      Yes [_]   No [X]


                    DOCUMENTS TO BE INCORPORATED BY REFERENCE
                    -----------------------------------------

The following documents are incorporated by reference herein: (i) Great China Mining, Inc.'s Form 425 filed on June 22, 2006 and (ii) Continental Minerals Corporation Form F-4 Registration Statement filed June 30, 2006.

                            GREAT CHINA MINING INC.
                                   FORM 10-QSB


                                      INDEX
                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                       F-1 - F-13

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      GREAT CHINA MINING INC.
                                  (an Exploration Stage Company)
                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                                           June 30,         December 31,
Stated in U.S. dollars                                                                       2006               2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)         (Audited)
ASSETS
Current Assets
  Cash and cash equivalents                                                          $        3,294,976 $          421,804
  Prepaid expenses and other current assets                                                      38,465             25,358
---------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                          3,333,441            447,162

Fixed assets, net (Note 4)                                                                        9,734             13,622
Investment in Highland Mining Inc. (Note 3)                                                           -                  -

---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $        3,343,175 $          460,784
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables and accrued expenses                                             $           50,316 $          224,618

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 500,000,000
    Issued and Outstanding : 316,235,575 (2005: 199,596,575)                                    316,235            199,596
  Additional paid in capital                                                                 16,871,942         12,857,461
  Agreement to issue common stock for acquisition cost (65,000,000 shares)                            -                  -
  Agreement to issue common stock for finder's fee (9,639,000 shares) (Note 3 & 5)                    -            771,120
  Accumulated Other Comprehensive Loss                                                          (15,968)            (4,881)
  Accumulated deficit prior to exploration stage                                             (1,554,790)        (1,554,790)
  Accumulated deficit during exploration stage                                              (12,324,560)       (12,032,340)

---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    3,292,859            236,166

---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                            $       3,343,175  $         460,784
===========================================================================================================================




                  (See condensed notes to the consolidated financial statements)

                                              F-2


                                             GREAT CHINA MINING INC.
                                         (an Exploration Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the three-month and six-month periods ended June 30, 2006 and 2005 and cumulative amounts from inception (July 1, 2003)
                                                to June 30, 2006
                                                   (Unaudited)

                                                                   Three months ended              Six months ended
                                               Cumulative       June 30,        June 30,        June 30,        June 30,
Stated in U.S. dollars                        from Inception      2006            2005            2006            2005
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                 $ -        $ -                  $ -        $ -                -$ -

Expenses
  Exploration expenses                            1,684,678           1,446         691,326          6,474         691,326
  General and administrative                      2,648,622         183,173         119,538        328,584         225,942
  Finder's fees                                     771,120               -               -              -               -
---------------------------------------------------------------------------------------------------------------------------
                                                  5,104,420         184,619         810,864        335,058         917,268

Operating Loss                                   (5,104,420)       (184,619)       (810,864)      (335,058)       (917,268)

Other Income and Expenses
   Interest income                                   68,562          36,746           9,389         42,838          16,300
   Equity loss                                     (800,000)              -        (694,887)             -        (800,000)
   Accounts payable written off                       3,453               -               -              -               -
   Interest expenses                                 (9,652)              1               -              -             (18)
   Loss on disposal of fixed assets                 (16,009)              -               -              -               -
   Fair value of potential shares to be issued
      in excess of authorized share capital      (6,466,494)              -       3,249,080              -      (4,956,997)
---------------------------------------------------------------------------------------------------------------------------
                                                 (7,220,140)         36,747       2,563,582         42,838      (5,740,715)
Provision for income taxes                                -               -               -              -               -
---------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Stockholders     $ (12,324,560)     $ (147,872)    $ 1,752,718     $ (292,220)    $(6,657,983)
===========================================================================================================================


Loss per share attributable to common stockholders:                 $ (0.00)         $ 0.01        $ (0.00)        $ (0.04)
                                                            ===============================================================

Weighted average number of common shares outstanding:
  Basic and diluted                                             316,235,575     193,596,575    288,342,680     181,751,271
                                                            ===============================================================



                 (See condensed notes to the consolidated financial statements)

                                              F-3


                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                                 for the period from inception (July 1, 2003) to June 30, 2006
                                                           (Unaudited)

                                                                                                    Accumulated  Accumulated
                                                                        Agreement    Accumulated      Deficit      Deficit
                                      Stock    Additional                to issue       other        prior to       during
                           Common   Amount At   Paid In   Subscription    common    comprehensive   exploration  exploration
Stated in U.S. dollars     Shares   Par Value   Capital     received      stock          loss          stage        stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, July
  1, 2003 (inception)    37,446,200   $ 37,446 $ 1,364,802         $ -         $ -        $ -  $ (1,554,790)         $ - $ (152,542)

Issuance of common
  stock for acqui-
  sition costs on
  July 23, 2003          97,700,000     97,700     (97,700)           -           -          -             -            -          -

Issuance of common
  stock for acqui-
  sition costs on
  July 23, 2003
  - related party         6,839,000      6,839      (6,839)           -           -          -             -            -          -

Compensation cost
  - stock options                 -          -     210,000            -           -          -             -            -    210,000

Net loss, two months
  ended August
  31, 2003                        -          -           -            -           -          -             -     (312,248) (312,248)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31,
  2003                  141,985,200    141,985   1,470,263            -           -          -    (1,554,790)    (312,248) (254,790)

Issuance of common
  stock for cash
  @$0.06 on Octo-
  ber 29, 2003           15,000,000     15,000     885,000            -           -          -             -            -    900,000

Issuance of common
  stock for 7% finders
  fee for shares issued
  on October 29, 2003     1,050,000      1,050      (1,050)           -           -          -             -            -          -

Exercise of Series
  A stock purchase
  warrants @$0.10
  on December 11, 2003       50,000         50       4,950            -           -          -             -            -      5,000

Exercise of Series B
  stock purchase
  warrants @$0.15
  on December 23, 2003      250,000        250      37,250            -           -          -             -            -     37,500

Exercise of Series
  A stock purchase
  warrants @$0.10
  on December 23, 2003      250,000        250      24,750            -           -          -             -            -     25,000



                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                                 for the period from inception (July 1, 2003) to June 30, 2006
                                                           (Unaudited)

                                                                                                    Accumulated  Accumulated
                                                                        Agreement    Accumulated      Deficit      Deficit
                                      Stock    Additional                to issue       other        prior to       during
                           Common   Amount At   Paid In   Subscription    common    comprehensive   exploration  exploration
Stated in U.S. dollars     Shares   Par Value   Capital     received      stock          loss          stage        stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Compensation cost
  - stock options                 -          -      10,000            -           -          -             -            -     10,000

Net loss, four
  months ended
  December 31, 2003               -          -           -            -           -          -             -     (380,869) (380,869)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 2003              158,585,200    158,585   2,431,163            -           -          -    (1,554,790)    (693,117)   341,841

Exercise of Series
  A stock purchase
  warrants @$0.10
  on January 6, 2004         50,000         50       4,950            -           -          -             -            -      5,000

Exercise of Series
  A stock purchase
  warrants @$0.10
  on January 27, 2004     2,940,000      2,940     291,060            -           -          -             -            -    294,000

Issuance of common
  stock into escrow
  for acquisition
  of mineral property
  on April 15, 2004      32,000,000     32,000     (32,000)           -           -          -             -            -          -

Issuance of common
  stock for legal
  services @$0.10
  on April 12, 2004       2,800,000      2,800     277,200            -           -          -             -            -    280,000

Exercise of Series
  C stock purchase
  warrants @$0.08
  on October 1, 2004        200,375        200      15,830            -           -          -             -            -     16,030

Cancellation of
  common stock
  issued for
   acquisition costs
  (129,700,000 shares),
  finder's fee
  (6,839,000 shares)
  and legal costs
  (2,800,000 shares)
  on July  23, 2003
  & April 12, 2004     (139,339,000)  (139,339)   (140,661)           -           -          -             -            -  (280,000)

Issuance of common
  stock for the
  partial acqui-
  sition of Highland
  Mining Inc. @
  historical cost
  on December 28,
  2004 (85,000,000
  shares)                85,000,000     85,000     715,000            -           -          -             -            -    800,000



                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                                 for the period from inception (July 1, 2003) to June 30, 2006
                                                           (Unaudited)

                                                                                                    Accumulated  Accumulated
                                                                        Agreement    Accumulated      Deficit      Deficit
                                      Stock    Additional                to issue       other        prior to       during
                           Common   Amount At   Paid In   Subscription    common    comprehensive   exploration  exploration
Stated in U.S. dollars     Shares   Par Value   Capital     received      stock          loss          stage        stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Issuance of agree-
  ment to issue
  common stock
  for the partial
  acquisition of
  Highland Mining
  Inc. on December
  28, 2004 (65,000,000
  shares)                         -          -           -            -           -          -             -            -          -

Subscription received
  on December 31,
  2004 for private
  placement of
  24,000,000 shares
  @$0.05                          -          -           -    1,200,000           -          -             -            -  1,200,000

Issuance of Agreement
  To Issue Common
  Stock for finder's
  fee on acquisition
  of Highland Mining
  Inc. @$0.08 on
  December 28, 2004
  (9,639,000 shares)              -          -           -            -     771,120          -             -            -    771,120

Legal fees incurred
  for the issuance
  of common stock
  on December 28,
  2004 in connection
  with the partial
  acquisition of
  Highland Mining Inc.            -          -     (20,215)           -           -          -             -            -   (20,215)

Net loss, year ended
  December 31, 2004               -          -           -            -           -          -             -  (1,844,826)(1,844,826)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
  2004                  142,236,575    142,236   3,542,327    1,200,000     771,120          -    (1,554,790)  (2,537,943) 1,562,950

Issuance of common
  stock for cash
  @$0.05 on
  February 7, 2005       24,000,000     24,000   1,176,000   (1,200,000)          -          -             -            -          -

Issuance of common
  stock for 7%
  finder's fee for
  shares issued on
  February 7, 2005        1,680,000      1,680      (1,680)           -           -          -             -            -          -

Issuance of common
  stock for cash
  @$0.05 on
  February 8, 2005       17,000,000     17,000     833,000            -           -          -             -            -    850,000

Issuance of common
  stock for cash
  @$0.05 on
  March 10, 2005          5,000,000      5,000     245,000            -           -          -             -            -    250,000

Issuance of common
  stock for cash
  @$0.05 on
  March 14, 2005          2,000,000      2,000      98,000            -           -          -             -            -    100,000

Issuance of common
  stock for 7%
  finder's fee for
  shares issued on
  February 8,
  March 10 & March
  14, 2005                1,680,000      1,680      (1,680)           -           -          -             -            -          -



                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                                 for the period from inception (July 1, 2003) to June 30, 2006
                                                           (Unaudited)

                                                                                                    Accumulated  Accumulated
                                                                        Agreement    Accumulated      Deficit      Deficit
                                      Stock    Additional                to issue       other        prior to       during
                           Common   Amount At   Paid In   Subscription    common    comprehensive   exploration  exploration
Stated in U.S. dollars     Shares   Par Value   Capital     received      stock          loss          stage        stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Exercise of Series
  E stock purchase
  warrants @$0.08
  on November 9, 2005     3,000,000      3,000     237,000            -           -          -             -            -    240,000

Exercise of Series
  E stock purchase
  warrants @$0.08
  on November 14, 2005    3,000,000      3,000     237,000            -           -          -             -            -    240,000

Fair value of options
  and warrants                    -          -   6,466,494            -           -          -             -            -  6,466,494

Foreign currency
  translation
  adjustments                     -          -           -            -           -     (4,881)            -            -    (4,881)

Compensation cost
  - stock options                 -          -      26,000            -           -          -             -            -     26,000

Net loss, year
  ended December
  31, 2005                        -          -           -            -           -          -             -  (9,494,397)(9,494,397)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 2005              199,596,575  $ 199,596 $12,857,461          $ -   $ 771,120   $ (4,881) $ (1,554,790)$(12,032,340) $ 236,166

Exercise of Series
  E stock purchase
  warrants @$0.08
  on March 16, 2006      42,000,000     42,000   3,318,000            -           -          -             -            -  3,360,000

Issuance of Common
  Stock for finder's
  fee on acquisition
  of Highland Mining
  Inc. @$0.08 on
  January 27, 2006        9,639,000      9,639     761,481            -    (771,120)         -             -            -          -

Issuance of common
  stock for the
  partial acqui-
  sition of High-
  land Mining Inc.
  on January 27,
  2006                   65,000,000     65,000     (65,000)           -           -          -             -            -          -

Foreign currency
  translation
  adjustments                     -          -           -            -           -    (11,087)            -            -   (11,087)

Net loss, six
  months ended
  June 30, 2006                   -          -           -            -           -          -             -     (292,220) (292,220)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June
  30, 2006              316,235,575    316,235  16,871,942             -           -   (15,968)   (1,554,790) (12,324,560) 3,292,859
====================================================================================================================================



                (See condensed notes to the consolidated financial statements )

                                              F-7


                                     GREAT CHINA MINING INC.
                                 (an Exploration Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months period ended June 30, 2006 and 2005
                      and cumulative amounts from inception (July 1, 2003)
                                        to June 30, 2006
                                           (Unaudited)

                                                                           Cumulative
Stated in U.S. dollars                                                   from Inception         2006             2005
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                $ (12,324,560)       $ (292,220)    $ (6,657,983)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                29,070             4,017            3,551
    Equity loss                                                                 800,000                 -          800,000
    Compensation cost - stock options                                           246,000                 -                -
    Translation adjustments                                                     (15,968)          (11,087)            (169)
    Agreement to issued common stock for finder's fee                           771,120                 -                -
    Accounts payable written off                                                 (3,453)                -                -
    Loss on disposal of fixed assets                                             16,009                 -                -
    Change in fair value of potential shares to be issued in excess of
       authorized share capital                                               6,466,494                 -        4,956,997
    Changes in assets and liabilities
      Increase in prepaid expenses and other current assets                     (38,594)          (13,236)          (6,243)
      Increase (Decrease) in accounts payable and accrued expenses              (14,016)         (174,302)         471,538
      Decrease in accrued expenses - related party                               (1,526)                -               15
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                      (4,069,424)         (486,828)        (432,294)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Equipment and automobile additions                                            (57,262)                -           (8,681)
  Proceeds on disposal of fixed assets                                           44,525                 -                -
---------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                     (12,737)                -           (8,681)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Advances (repayments) - amount due to related parties                         (93,540)                -                -
  Principal payments - installment loans payable                                (52,230)                -                -
  Promissory note payable - related party                                             -                 -         (100,000)
  Proceeds from the issuance of common stock                                  7,522,530         3,360,000        2,400,000
  Subscription received                                                               -                 -       (1,200,000)
---------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                             7,376,760         3,360,000        1,100,000
---------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                         3,294,599         2,873,172          659,025

Cash and cash equivalents - beginning of period                                     377           421,804          900,309
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                   $ 3,294,976       $ 3,294,976      $ 1,559,334
===========================================================================================================================
Supplemental Information :
Cash paid for :
    Interest                                                                    $ 6,257               $ -             $ 18
    Income taxes                                                                      -                 -                -

Non-cash investing and financing activities :
    Common stock issued for services rendered                                       $ -               $ -              $ -
    Common stock issued for acquisition of Highland Mining Inc.                 800,000                 -                -
    Agreement to issue common stock for acquisition of Highland Mining Inc.           -                 -                -
    Agreement to issue common stock for finder's fees paid for
      acquisition of Highland Mining Inc.                                       771,120                 -                -

                 (See condensed notes to the consolidated financial statements)

                                              F-8

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

To meet these objectives, 42,000,000 Series "E" warrants were exercised at $0.08 each for cash of $3,360,000 (Note 5) and the major shareholders of the Company have agreed to merger the Company with Continental Minerals Corporation, subject to the shareholders' and regulatory approval (Note 6). Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Fees - During the three-month and six-month period ended June 30, 2006, the Company incurred consulting fees of $28,132 (2005: $45,164) and $61,922 (2005: $87,037) respectively, to certain directors and officers of the Company.

The Company has a consulting agreement with an officer of the Company for his consulting services at C$7,000 until January 12, 2007.


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

On December 23, 2004, Highland shareholders entered into an option agreement with Continental. Continental can earn 50% interest of the issued and outstanding shares of Highland by agreement to pay $2,000,000 to Highland shareholders and investment of $3,000,000 and $2,000,000 by November 5, 2005 and November 5, 2006 respectively in Highland to fund the exploration of the Xietongmen Copper-Gold Property. Continental may earn a further 10% of the issued and outstanding shares of Highland, through the investment of an additional $3,000,000 by November 5, 2007 in Highland to fund exploration of the

Xietongmen Copper-Gold Property. If Continental exercises its option to earn a further 10% equity interest in Highland by fulfilling the related terms and conditions, the Company shareholding in Highland will be reduced to 40%. As of the date of issuance of these financial statements, Continental has paid Highland shareholders $2,000,000 and funded $5,000,000 for the exploration of the Xietongmen Copper-Gold Property. Continental has informed the Company that it has completed the additional spending of $3,000,000 in the second quarter 2006 to earn up to 60% interest in Highland.

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

Net investment in Highland at June 30, 2006 follows:

Historical cost of 500,000 shares of Highland Mining Inc.          $ 800,000
Equity in undistributed losses of investee company                  (800,000)
                                                                -------------
Investment in equity                                                     $ -
                                                                =============

In March and April 2005, the Company signed Lease and Option Agreements with three private companies in China to acquire 60% to 80% equity interest in nine mineral properties in Tibet, China through spending a minimum of $200,000 to $400,000 on each of these properties each year for a two-year period. Up to June 30, 2006, total exploration expenses incurred by the Company on these four mineral properties were $1,684,678, which can be summarized as follows:


                              Banongla       Donggapu       Tangbai      Zemuduola        Total
-----------------------------------------------------------------------------------------------------
Assay                                 $ -        $ 7,951       $ 3,419       $ 2,989        $ 14,359
Drilling                                -         94,713        92,170       143,297         330,180
Geological survey                 109,173        159,536        73,972        88,728         431,409
Geophysical                             -        126,461        64,488        51,680         242,629
Miscellaeous                        9,074         36,223        12,484        67,256         125,037
Road construction                       -         77,030             -       110,102         187,132
Surface and adit work                   -         86,180        29,125        71,333         186,638
Travel                              4,707         14,820        10,287        26,011          55,825
Wages and benefits                  2,804         34,996        11,514        62,155         111,469
                            -------------------------------------------------------------------------
                                $ 125,758      $ 637,910     $ 297,459     $ 623,551     $ 1,684,678
                            =========================================================================

As the Company has announced to merge with Continental (Note 6), the three surrounding properties i.e. Banongla, Donggapu and Zemuduola falling in the 10 km area of interest along with Xietongmen Property will be the scope of properties to be merged with Continental.

The remaining non-core properties, a total of 43, have been returned back to the respective optioners for a nominal value of $1.00 on June 28, 2006 as per the terms of the merger agreement. Formal Termination Agreements were signed on June 28, 2006.


NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                                          $ 1,155
Computer equipment                                         24,192
Computer software                                           1,014
                                                   ---------------
                                                           26,361
Less: accumulated depreciation                            (16,627)
                                                   ---------------
                                                          $ 9,734
                                                   ===============

Depreciation charged to operations for the three-month and six-month period ended June 30, 2006, and the period from inception to June 30, 2006, amounted to $2,004 (2005: $1,733), $4,017 (2005: $3,551), and $29,070, respectively.


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

b. Stock Options

As of June 30, 2006, there are 2,200,000 stock options outstanding; 1,000,000 exercisable at $0.10 expiring August 1, 2006 and 1,200,000 at $0.12 expiring December 21, 2008 respectively. 5,000,000 stock options at an exercise price of $0.40 each expired on May 31, 2005. No options were canceled, forfeited, or exercised during the six-month period ended June 30, 2006. The weighted average exercise price of the options outstanding and exercisable is $0.11 and the weighted average remaining contractual life is 1.39 years.

c. Stock Purchase Warrants

The outstanding stock purchase warrants as of June 30, 2006 can be summarized as follows:-

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

Operating Leases

In December 2003, the Company entered into a lease for office space under a non-cancelable operating lease for a term of 3 years beginning January 2004 and expiring on December 31, 2006, with two free months rent. Future commitment for the year 2006 is $13,500.

Consulting Agreements - See details in Note 2.

Stock Options and Warrants - See details in Note 5.

Merger with Continental

Our major shareholders have agreed to merger the Company with Continental Minerals Corporation ("Continental"), a foreign private issuer and a publicly traded company on the Toronto Venture Exchange, subject to shareholders' and regulatory approval. Pursuant to the Merger Agreement, a wholly owned subsidiary of Continental will be merged with and into Great China, with Great China surviving the Merger and continuing as a wholly owned subsidiary of Continental.

The Merger Agreement represents our agreement with Continental to combine our businesses and ownership of the Xietongmen property, a copper and gold property located in Tibet, China, into one publicly traded company. We presently own a 40% interest in the Xietongmen property and Continental presently owns through earn-in the remaining 60% interest. If the Merger is completed, Continental will own a 100% interest in the Xietongmen property and Great China will continue as a wholly owned subsidiary of Continental.

If the Merger is completed, each share of Great China common stock that you own at the effective time of the Merger will be exchanged for 0.1138392 common shares of Continental. Based on the estimated number of shares of Great China issued and outstanding on the record date, Continental expects to issue approximately 36,000,000 common shares to Great China stockholders in the Merger. Continental common shares are listed in Canada on the TSX Venture Exchange ("TSXV") under the symbol "KMK" and quoted in the United States on the National Association of Securities Dealers Inc.'s OTC Bulletin Board ("OTCBB") under symbol "KMKCF". On June 29, 2006 the closing price of Continental common shares on the OTCBB was US$1.58. We estimate that immediately after the effective time of the Merger, former shareholders of Great China will hold common shares of Continental representing approximately 42% of the then-outstanding common shares of Continental.

Continental has entered into agreements with holders of 212 million of the shares of the Company ("Shareholders"), representing approximately 67% of issued and outstanding shares of the Company, who have agreed to support a merger whereby the Company's shares will be exchanged for Continental's shares on a ratio of 8.7843 of the Company's shares for each Continental share. Completion of the merger is subject to a number of conditions, including execution of definitive merger documentation, as well as shareholders' and regulatory approvals. Under the merger, Continental will issue approximately 36 million of its common shares for 100% of Great China Mining plus 250,446 Continental options at an exercise price of $0.88 to $1.05 with expiry dates from August 2, 2006 to December 2, 2008 to replace the options previously granted by the Company. Certain of the merger shares and options will be subject to resale restrictions as required by Canadian and US regulatory policies as well as by agreement with certain Great China Mining shareholders.

The agreement includes the acquisition of interests in three other properties, totaling 109 square kilometers, lying within an area of interest around the Xietongmen property. Acquisition of these properties from Guangmin Zhu, Xiaofei Qi and others, who are parties related to the Company, involves issuance of 1,500,000 units by Continental, with each unit consisting of one Continental common share and one warrant exercisable at $1.59 (Canadian) per share for two years from merger completion. As further consideration for the interests in these properties, Continental shall pay US$3,250,000 cash, payable as to US$1,250,000 on completion of the merger and the balance in four annual installments of US$500,000 to property holders, not including the Company.

Pursuant to the terms of the Merger Agreement, Continental will increase its board of directors to 11 and appoint to it three nominees from the Company. Two of these nominees are Messrs. Zhi Wang and Jie (Jack) Yang, both of whom currently serve as directors of the Company. As a result, Continental will issue 700,000 $1.61 options expiring February 28, 2011. Continental has also agreed to retain Mr. Wang under an incentive arrangement and has agreed to pay a bonus of 2,500,000 units of Continental, with each unit consisting of one share and a warrant exercisable at $1.59 each within one year of the merger, in the event that all necessary mining permits are received in a timely manner, but in any event, no later than March 31, 2010.

The definitive merger agreement between the Company and Continental was signed on May 29, 2006 and the Registration Statement was filed on Form F-4 with the SEC on June 30, 2006. Toronto Stock Exchange has given a conditional approval prior to signing of the definitive agreements. Please refer to the our Form 425 filed with the SEC (www.sec.gov) and Form F-4 Registration Statement filed by Continental for further details regarding the merger.

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


PLAN OF OPERATION

The Company has had no revenues from operations since inception, has not been profitable in any of its endeavors, and faces all the risks common to companies in their early stages of development, including under-capitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Due to the "start up" nature of the Company's business, we believe we will continue to incur losses for at least the next 12 months and will require additional cash to satisfy our operations. Historically, the operations of the Company have been financed through private placements and loans from shareholders. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. Accordingly, there is substantial doubt about our ability to continue as a going concern.

During the quarter ended March 31, 2006, 42,000,000 Series "E" warrants were exercised at $0.08 each for cash of $3,360,000. Recently, the major shareholders of the Company agreed to merger the Company with Continental Minerals Corporation, subject to shareholders' and regulatory approval. (See further discussion below). Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

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

The Company has no current plans to (i) purchase or sell of any plant or equipment, (ii) change the number of employees, or (iii) incur any significant research and development expenses.


MERGER AGREEMENT WITH CONTINENTAL MINERALS CORPORATION

Our major shareholders have agreed to merger the Company with Continental Minerals Corporation ("Continental"), a foreign private issuer and a publicly traded company on the Toronto Venture Exchange, subject to shareholders' and regulatory approval. Pursuant to the Merger Agreement, a wholly owned subsidiary of Continental will be merged with and into Great China, with Great China surviving the Merger and continuing as a wholly owned subsidiary of Continental.

The Merger Agreement represents our agreement with Continental to combine our businesses and ownership of the Xietongmen property, a copper and gold property located in Tibet, China, into one publicly traded company. We presently own a 40% interest in the Xietongmen property and Continental presently owns through earn-in the remaining 60% interest. If the Merger is completed, Continental will own a 100% interest in the Xietongmen property and Great China will continue as a wholly owned subsidiary of Continental.

If the Merger is completed, each share of Great China common stock that you own at the effective time of the Merger will be exchanged for 0.1138392 common shares of Continental. Based on the estimated number of shares of Great China issued and outstanding on the record date, Continental expects to issue approximately 36,000,000 common shares to Great China stockholders in the Merger. Continental common shares are listed in Canada on the TSX Venture Exchange ("TSXV") under the symbol "KMK" and quoted in the United States on the National Association of Securities Dealers Inc.'s OTC Bulletin Board ("OTCBB") under symbol "KMKCF". On June 29, 2006 the closing price of Continental common shares on the OTCBB was US$1.58. We estimate that immediately after the effective time of the Merger, former shareholders of Great China will hold common shares of Continental representing approximately 42% of the then-outstanding common shares of Continental.

Continental has entered into agreements with holders of 212 million of the shares of the Company ("Shareholders"), representing approximately 67% of issued and outstanding shares of the Company, who have agreed to support a merger whereby the Company's shares will be exchanged for Continental's shares on a ratio of 8.7843 of the Company's shares for each Continental share. Completion of the merger is subject to a number of conditions, including execution of definitive merger documentation (signed on June 28, 2006), as well as shareholders' and regulatory approvals (conditional approval received from TSX). Continental will issue 36 million shares (approximately 40% of its post-merger issued shares) for 100% of the Company's issued and outstanding shares. The

Shareholders letters also provide that if for any reason the corporate merger cannot be completed, they will exchange their shares with Continental on the agreed ratio in a series of private transactions and thus assuring that Continental can have the majority control of the Company, subject only to TSX Venture Exchange acceptance.

Continental will also be acquiring the balance of interests in the three other properties, totaling 109 square kilometres, which surround the Xietongmen Property ("the Area of Interest Properties") by issuing 1.5 million shares and
1.5 million warrants to a related party of the Company. The transaction will result in a property holdings increase from 12 to 121 square kilometers.

Please refer to our Form 425 filed with the SEC (www.sec.gov) and Form F-4 Registration Statement filed by Continental for further details regarding the merger.

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

Updates on Mineral Properties

1) Xietongmen Copper-Gold Property

A grid drilling program, designed to systematically delineate the copper-gold mineralization on the property is currently underway (since April 2005) and is focused in an area measuring approximately 550 meters by 1300 meters. Ten drill rigs are on site with the goal to systematically delineate the deposit that is open to expansion in all lateral directions. The drill holes are located at 50 meters spacing to infill between and step out from the high-grade drill holes and cross cut reported in 2003-to date. The drill holes are placed to confirm continuity, structural controls and orientation of the mineralized body.

In addition to the resource definition program, initiate programs for a feasibility study including metallurgical testing, geotechnical drilling, and environmental and socio-economic baseline studies also started.


Statistics for Drilling program on Xietongmen up to June 30, 2006
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
                                                Up to December          Up to           This quarter         Up to
                                                   31, 2005           March 31,                          June 30, 2006
                                                                        2006
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
1. Drilled (meter)
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   1.1 Delineation/Infill                           21,332            27,474.10          11,204.10         38,678.20
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   1.1 Metallurgy                                     -                   -                1283.3            1283.3
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   1.2 Pit Geotech                                    -                   -                 674               674
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   1.3 Waste Geotech                                  -                   -                  26                26
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   1.4 Tailings Geotech                               -                   -                 23.6              23.6
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
                  Total                             21,332            27,474.10            13,211          40,685.10
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
2. Area covered                                   400m x900m         500m x1300m         550mx1300m        550mx1300m
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
3. Assay results reported (hole)                43 drill holes     62 drill holes         75 drill         137 drill
                                                                                           holes             holes
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   3.1 Average mineralized length (meter)            210                 200               100.5             150.3
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   3.2 Copper equivalent grade (%)                   1.05               0.91*               0.63              0.83
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
   3.3 Longest mineralized length (meter)            321                 321               312.9              321
---------------------------------------------- ----------------- -------------------- ----------------- -----------------
3.4 Shortest mineralized length (meter)              55.5               31.9                 0                 0
---------------------------------------------- ----------------- -------------------- ----------------- -----------------

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


RESULTS OF OPERATIONS

Quarter Ended June 30, 2006

The Company carried out limited exploration activities during the quarter ended June 30, 2006. The Company generated no revenue and incurred significant losses consisting of exploration expenses of $1,446 in the period in 2006 compared to $691,326 in the period in 2005 and general and administrative expenses of $183,173 in the period in 2006 compared to $119,538 in the period in 2005 for a total operating expense of $184,619 in the period in 2006 compared to $810,864in the period in 2005.

During Month Period Ended June 30, 2006

During the six-month period ended June 30, 2006, the Company generated no revenue and incurred significant losses consisting of exploration expenses of $6,474 in the period in 2006 compared to $691,326 in the period in 2005 and general and administrative expenses of $328,584 in the period in 2006 compared to $225,942in the period in 2005 for a total operating expense of $335,058 in the period in 2006 compared to $917,268in the period in 2005.

The Company had an operating loss of $184,619 in the period in 2006 compared to $810,864in the period in 2005. In the quarter ended June 30, 2005, the Company had an equity loss of $694,887, and the net loss was $147,872 for the quarter ended June 30, 2006 compared to $1,496,362 in the same period of 2005. The net loss per share was nominal for the quarter ended June 30, 2006 and $.01 in 2005 for the same period of 2005.

The Company had an operating loss of $335,058 for the six-month period ended June 30, 2006 compared to $917,368 in the same period. In the six-month period ended June 30, 2005, the Company had an equity loss of $800,000. Net loss was $292,220 for the six-month period ended June 30, 2006 compared to $1,700,986 in the same period of 2005. The net loss per share was nominal for the six-month period ended June 30, 2006 and $.01 in 2005 for the same period of 2005.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties or sell some of mineral properties, of which there can be no assurance.

Liquidity and Working Capital

During the six-month period ended June 30, 2006, the Company received $3,360,000 in cash proceeds from the exercise of 42,000,000 warrants series E.

As of June 30, 2006, the Company had total current assets of $3,333,441, primarily consisting of cash, and total current liabilities of $50,316. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants or options by the holders. Pursuant to the merger agreement with Continental, we have agreed to US$50,000 per month for allowable operating expenses incurred for each month. Accordingly, we believe we have sufficient resources to meet our operating expenses for at least the next 12 months.

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

               (i) Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers, and inexperienced sales persons;

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol GCHA. As of June 30, 2006, there were approximately 316,235,575 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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


ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006, the end of the period covered by this quarterly report, and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
31        Rule 13a-14(a) Certifications
32        18 U.S.C. Section 1350 Certifications

REPORTS ON FORM 8-K

8-K dated April 6, 2006
8-K dated  April 13, 2006
8-K dated April 26, 2006
8-K dated May 4, 2006
8-K dated June 2, 2006
8-K dated June 14, 2006

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      GREAT CHINA MINING, INC.


Date: July 19, 2006                         By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Executive Officer (Principal
                                           Executive Officer)



Date: July 19, 2006                         By: /s/ Amin Amlani
                                           ------------------------------------

                                           Chief Financial Officer (Principal
                                           Financial Officer)