Form 10QSB
period 2006-09-30
GREAT CHINA MINING, INC
filed 2006-11-13
CIK 1080759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

                  For the quarterly period ended September 30, 2006

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

Common Stock, $0.001 par value: 316,335,575 shares outstanding as of September 30, 2006 (latest practicable date).

Transitional Small Business Disclosure Format      Yes [_]   No [X]

                            GREAT CHINA MINING INC.
                                   FORM 10-QSB


                                      INDEX
                                                                       PAGE

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                       F-1 - F-14

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                    GREAT CHINA MINING INC.
                                (an Exploration Stage Company)
                                  CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                                                            SEPTEMBER 30,          DECEMBER 31,
Stated in U.S. dollars                                                                          2006                  2005
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            (UNAUDITED)             (AUDITED)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                               $       3,184,195       $       421,804
  Prepaid expenses and other current assets                                                          42,712                25,358
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                              3,226,907               447,162

FIXED ASSETS, NET (NOTE 4)                                                                            7,719                13,622
INVESTMENT IN HIGHLAND MINING INC. (NOTE 3)                                                               -                     -
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $       3,234,626       $       460,784
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payables and accrued expenses                                                  $          34,167       $       224,618

STOCKHOLDERS' EQUITY
  Common Stock : $0.001 Par Value
    Authorized : 500,000,000
    Issued and Outstanding : 316,335,575 (2005: 199,596,575)                                        316,335               199,596
  Additional paid in capital                                                                     16,881,842            12,857,461
  Agreement to issue common stock for acquisition cost (65,000,000 shares)                                -                     -
  Agreement to issue common stock for finder's fee (9,639,000 shares) (Note 3 & 5)                        -               771,120
  Accumulated Other Comprehensive Loss                                                              (16,357)               (4,881)
  Accumulated deficit prior to exploration stage                                                 (1,554,790)           (1,554,790)
  Accumulated deficit during exploration stage                                                  (12,426,571)          (12,032,340)

----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                        3,200,459               236,166

----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $       3,234,626      $        460,784
==================================================================================================================================




         (See condensed notes to the consolidated financial statements)

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the three-month and nine-month periods ended September 30, 2006 and 2005 and cumulative amounts from inception (July 1, 2003)
                              to September 30, 2006
                                   (Unaudited)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                            CUMULATIVE    SEPTEMBER 30, SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
Stated in U.S. dollars                     FROM INCEPTION    2006           2005            2006           2005
--------------------------------------------------------------------------------------------------------------------

Revenue                                    $          -   $         -    $          -   $          -   $          -

EXPENSES
  Exploration expenses                        1,684,710             -         364,124          6,506      1,055,450
  General and administrative                  2,790,295       141,705         165,697        470,257        391,639
  Finder's fees                                 771,120             -               -              -              -
--------------------------------------------------------------------------------------------------------------------
                                              5,246,125       141,705         529,821        476,763      1,447,089

OPERATING LOSS                               (5,246,125)     (141,705)       (529,821)      (476,763)    (1,447,089)

OTHER INCOME AND EXPENSES
   Interest income                              108,256        39,694           6,279         82,532         22,579
   Equity loss                                 (800,000)            -               -              -       (800,000)
   Accounts payable written off                   3,453             -               -              -              -
   Interest expenses                             (9,652)            -               -              -            (18)
   Loss on disposal of fixed assets             (16,009)            -               -              -              -
   Fair value of potential shares to be issued
      in excess of authorized share capital  (6,466,494)            -      (1,525,901)             -     (6,482,898)
--------------------------------------------------------------------------------------------------------------------
                                             (7,180,446)       39,694      (1,519,622)        82,532     (7,260,337)

Provision for income taxes                            -             -               -              -              -

--------------------------------------------------------------------------------------------------------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS  $ (12,426,571) $  (102,011)   $ (2,049,443)  $   (394,231)  $ (8,707,426)
====================================================================================================================


LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:       $     (0.00)   $      (0.01)  $      (0.00)  $      (0.05)
                                                        ============================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
  Basic and diluted                                       316,308,401     193,596,575    297,767,026    185,743,095
                                                        ============================================================



         (See condensed notes to the consolidated financial statements)


                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                               for the period from inception (July 1, 2003) to September 30, 2006
                                                           (Unaudited)

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



                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                               for the period from inception (July 1, 2003) to September 30, 2006
                                                           (Unaudited)

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



                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                               for the period from inception (July 1, 2003) to September 30, 2006
                                                           (Unaudited)

                                                                                                    Accumulated  Accumulated
                                                                        Agreement    Accumulated      Deficit      Deficit
                                      Stock    Additional                to issue       other        prior to       during
                           Common   Amount At   Paid In   Subscription    common    comprehensive   exploration  exploration
Stated in U.S. dollars     Shares   Par Value   Capital     received      stock          loss          stage        stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Issuance of agree-
  ment to issue
  common stock
  for the partial
  acquisition of
  Highland Mining
  Inc. on December
  28, 2004 (65,000,000
  shares)                         -          -           -            -           -          -             -            -         -

Subscription received
  on December 31,
  2004 for private
  placement of
  24,000,000 shares
  @$0.05                          -          -           -    1,200,000           -          -             -            - 1,200,000

Issuance of Agreement
  To Issue Common
  Stock for finder's
  fee on acquisition
  of Highland Mining
  Inc. @$0.08 on
  December 28, 2004
  (9,639,000 shares)              -          -           -            -     771,120          -             -            -   771,120

Legal fees incurred
  for the issuance
  of common stock
  on December 28,
  2004 in connection
  with the partial
  acquisition of
  Highland Mining Inc.            -          -     (20,215)           -           -          -             -            -  (20,215)

Net loss, year ended
  December 31, 2004               -          -           -            -           -          -             -  (1,844,826)(1,844,826)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
  2004                  142,236,575    142,236   3,542,327    1,200,000     771,120          -    (1,554,790)  (2,537,943)1,562,950

Issuance of common
  stock for cash
  @$0.05 on
  February 7, 2005       24,000,000     24,000   1,176,000   (1,200,000)          -          -             -            -         -

Issuance of common
  stock for 7%
  finder's fee for
  shares issued on
  February 7, 2005        1,680,000      1,680      (1,680)           -           -          -             -            -         -

Issuance of common
  stock for cash
  @$0.05 on
  February 8, 2005       17,000,000     17,000     833,000            -           -          -             -            -   850,000

Issuance of common
  stock for cash
  @$0.05 on
  March 10, 2005          5,000,000      5,000     245,000            -           -          -             -            -   250,000

Issuance of common
  stock for cash
  @$0.05 on
  March 14, 2005          2,000,000      2,000      98,000            -           -          -             -            -   100,000

Issuance of common
  stock for 7%
  finder's fee for
  shares issued on
  February 8,
  March 10 & March
  14, 2005                1,680,000      1,680      (1,680)           -           -          -             -            -         -



                                                     GREAT CHINA MINING INC.
                                                 (an Exploration Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND DEFICIENCY
                               for the period from inception (July 1, 2003) to September 30, 2006
                                                           (Unaudited)

                                                                                                    Accumulated  Accumulated
                                                                        Agreement    Accumulated      Deficit      Deficit
                                      Stock    Additional                to issue       other        prior to       during
                           Common   Amount At   Paid In   Subscription    common    comprehensive   exploration  exploration
Stated in U.S. dollars     Shares   Par Value   Capital     received      stock          loss          stage        stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Exercise of Series
  E stock purchase
  warrants @$0.08
  on November 9, 2005     3,000,000      3,000     237,000            -           -          -             -            -   240,000

Exercise of Series
  E stock purchase
  warrants @$0.08
  on November 14, 2005    3,000,000      3,000     237,000            -           -          -             -            -   240,000

Fair value of options
  and warrants                    -          -   6,466,494            -           -          -             -            - 6,466,494

Foreign currency
  translation
  adjustments                     -          -           -            -           -     (4,881)            -            -    (4,881)

Compensation cost
  - stock options                 -          -      26,000            -           -          -             -            -    26,000

Net loss, year
  ended December
  31, 2005                        -          -           -            -           -          -             -  (9,494,397)(9,494,397)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 2005              199,596,575  $ 199,596 $12,857,461          $ -   $ 771,120   $ (4,881) $ (1,554,790)$(12,032,340) $236,166

Exercise of Series
  E stock purchase
  warrants @$0.08
  on March 16, 2006      42,000,000     42,000   3,318,000            -           -          -             -            - 3,360,000

Issuance of Common
  Stock for finder's
  fee on acquisition
  of Highland Mining
  Inc. @$0.08 on
  January 27, 2006        9,639,000      9,639     761,481            -    (771,120)         -             -            -          -

Issuance of common
  stock for the
  partial acqui-
  sition of High-
  land Mining Inc.
  on January 27,
  2006                   65,000,000     65,000     (65,000)           -           -          -             -            -          -

Foreign currency
  translation
  adjustments                     -          -           -            -           -    (11,476)            -            -   (11,476)

Exercise of stock
  options @$0.10
  on July 26, 2006          100,000        100       9,900            -           -          -             -            -    10,000


Net loss, nine
  months ended
  September 30, 2006              -          -           -            -           -          -             -     (394,231) (394,231)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September
  30, 2006              316,335,575    316,335  16,881,842             -           -   (16,357)   (1,554,790) (12,426,571) 3,200,459
====================================================================================================================================



                (See condensed notes to the consolidated financial statements )

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months period ended September 30, 2006 and 2005 and cumulative amounts from inception (July 1, 2003) to September 30, 2006
                                   (Unaudited)

                                                                                 CUMULATIVE
Stated in U.S. dollars                                                         FROM INCEPTION           2006              2005
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                     $   (12,426,571)    $     (394,231)     $ (8,707,426)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                       31,081              6,028             5,433
    Equity loss                                                                        800,000                  -           800,000
    Compensation cost - stock options                                                  246,000                  -                 -
    Translation adjustments                                                            (16,357)           (11,476)           (3,709)
    Agreement to issued common stock for finder's fee                                  771,120                  -                 -
    Accounts payable written off                                                        (3,453)                 -                 -
    Loss on disposal of fixed assets                                                    16,009                  -                 -
    Change in fair value of potential shares to be issued in excess of
       authorized share capital                                                      6,466,494                  -         6,482,898
    Changes in assets and liabilities
      Increase in prepaid expenses and other current assets                            (42,837)           (17,479)           (7,184)
      Increase (Decrease) in accounts payable and accrued expenses                     (30,165)          (190,451)          347,061
      Decrease in accrued expenses - related party                                      (1,526)                 -               927
------------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                             (4,190,205)          (607,609)       (1,082,000)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Equipment and automobile additions                                                   (57,262)                 -            (9,921)
  Proceeds on disposal of fixed assets                                                  44,525                  -                 -
------------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                            (12,737)                 -            (9,921)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances (repayments) - amount due to related parties                                (93,540)                 -                 -
  Principal payments - installment loans payable                                       (52,230)                 -                 -
  Promissory note payable - related party                                                    -                  -          (100,000)
  Proceeds from the issuance of common stock                                         7,532,530          3,370,000         2,400,000
  Subscription received                                                                      -                  -        (1,200,000)
------------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                                    7,386,760          3,370,000         1,100,000
------------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                3,183,818          2,762,391             8,079

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            377            421,804           900,309

------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $     3,184,195     $    3,184,195      $    908,388
====================================================================================================================================


SUPPLEMENTAL INFORMATION :
Cash paid for :
    Interest                                                                   $         6,257     $            -      $         18
    Income taxes                                                                             -                  -                 -

NON-CASH INVESTING AND FINANCING ACTIVITIES :
    Common stock issued for services rendered                                  $             -     $            -      $          -
    Common stock issued for acquisition of Highland Mining Inc.                        800,000                  -                 -
    Agreement to issue common stock for acquisition of Highland Mining Inc.                  -                  -                 -
    Agreement to issue common stock for finder's fees paid for
      acquisition of Highland Mining Inc.                                              771,120                  -                 -

      (See condensed notes to the consolidated financial statements)

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended December 31, 2005 included in its Annual Report on Form 10-KSB.

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

To meet these objectives, 42,000,000 Series "E" warrants were exercised at $0.08 each for cash of $3,360,000 (Note 5) during the first quarter of 2006. During the second quarter of 2006, the major shareholders of the Company agreed to merger the Company with Continental Minerals Corporation, a company listed on the TSX Venture Exchange, subject to the shareholders' and regulatory approval (Note 6).

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

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.


NOTE 2 - RELATED PARTY TRANSACTIONS

Consulting Fees - During the three-month and nine-month period ended September 30, 2006, the Company incurred consulting fees of $28,386 (2005: $34,702) and $90,308 (2005: $121,739) respectively, to certain directors and officers of the Company.

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

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

Highland fully and legally owns Tianyuan Mineral Exploration Ltd. ("Tianyuan"), as a wholly owned foreign enterprise ("WOFE") registered in Tibet, China, incorporated pursuant to relevant Chinese laws and regulations, which holds an exploration license covering Xietongmen Copper-Gold Property located near Xiong Village, Xietongmen County, Shigatse area, Tibet Autonomous Region, China.

On December 23, 2004, Highland shareholders entered into an option agreement with Continental. Continental can earn 50% interest of the issued and outstanding shares of Highland by agreement to pay $2,000,000 to Highland shareholders and investment of $3,000,000 and $2,000,000 by November 5, 2005 and November 5, 2006 respectively in Highland to fund the exploration of the Xietongmen Copper-Gold Property. Continental may earn a further 10% of the issued and outstanding shares of Highland, through the investment of an additional $3,000,000 by November 5, 2007 in Highland to fund exploration of the Xietongmen Copper-Gold Property. If Continental exercises its option to earn a further 10% equity interest in Highland by fulfilling the related terms and conditions, the Company shareholding in Highland will be reduced to 40%. As of the date of issuance of these financial statements, Continental has paid Highland shareholders $2,000,000 and funded $5,000,000 for the exploration of the Xietongmen Copper-Gold Property. In April 2006, Continental completed the exploration expenditure requirement to exercise the Second Option to earn-in an additional 10% (to a total of 60%) interest in Highland pursuant to the Option Agreement. In July 2006, Continental formally completed its exercise of the option and earned a 60% interest in Highland Mining.

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

Net investment in Highland at September 30, 2006 follows:

Historical cost of 500,000 shares of Highland Mining Inc.         $     800,000
Equity in undistributed losses of investee company                     (800,000)
                                                                  --------------
Investment in equity                                              $           -
                                                                  ==============
In March and April 2005, the Company signed Lease and Option Agreements with three private companies in China to acquire 60% to 80% equity interest in nine mineral properties in Tibet, China through spending a minimum of $200,000 to $400,000 on each of these properties each year for a two-year period. Up to September 30, 2006, total exploration expenses incurred by the Company on these four mineral properties were $1,684,710, which can be summarized as follows:

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006




Mineral properties                Banongla      Donggapu       Tangbai      Zemuduola         Total
---------------------------------------------------------------------------------------------------------

Exploration expenses
     Assay                       $          -   $     7,980    $    3,421   $      2,991     $    14,392
     Drilling                               -        94,713        92,170        143,297         330,180
     Geological survey                109,173       159,536        73,972         88,728         431,409
     Geophysical                            -       126,461        64,488         51,680         242,629
     Miscellaeous                       9,074        36,223        12,484         67,256         125,037
     Road construction                      -        77,030             -        110,101         187,131
     Surface and adit work                  -        86,180        29,125         71,333         186,638
     Travel                             4,707        14,820        10,287         26,011          55,825
     Wages and benefits                 2,804        34,996        11,514         62,155         111,469
                               --------------------------------------------------------------------------
                                 $    125,758   $   637,939    $  297,461   $    623,552     $ 1,684,710
                               ==========================================================================

The three surrounding properties i.e. Banongla, Donggapu and Zemuduola falling in the 10 km area of interest along with Xietongmen Property are included in the scope of properties to be merged with Continental. (Note 6) Great China currently holds rights to earn interests in these three properties pursuant to property option and lease agreements and on completion of the Merger all exploration rights to these properties will be owned by the merged company.

The remaining non-core properties, a total of 43, have been returned back to the respective optioners' for a nominal value of $1.00 as per the terms of the merger agreement. Formal Termination Agreements were signed on June 5, 2006. Continental has agreed not to acquire any interest in the Non-Core Properties for a period of one year following the Merger pursuant to the Merger Agreement.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

Office equipment                                   $        1,155
Computer equipment                                         24,191
Computer software                                           1,014
                                                   ---------------
                                                           26,360
Less: accumulated depreciation                            (18,641)
                                                   ---------------
                                                   $        7,719
                                                   ===============

Depreciation charged to operations for the three-month and nine-month period ended September 30, 2006, and the period from inception to September 30, 2006, amounted to $2,011 (2005: $1,898), $6,028 (2005: $5,433), and $31,081,
respectively.

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

b. Stock Options

As of September 30, 2006, there are 1,200,000 stock options outstanding exercisable at $0.12 each with expiry date on December 21, 2008. During the nine-month period ended September 30, 2006, 100,000 stock options at an exercise price of $0.10 each were exercised and 900,000 stock options at an exercise price of $0.10 each expired on August 1, 2006. No options were granted, canceled or forfeited during the nine-month period ended September 30, 2006. The weighted average exercise price of the options outstanding and exercisable is $0.12 and the weighted average remaining contractual life is 2.23 years.

c. Stock Purchase Warrants

On March 14, 2006, 42,000,000 Series "E" warrants were exercised at $0.08 each for cash of $3,360,000. During the nine-month period ended September 30, 2006, no stock purchase warrants were issued and 200,375 Series "D" stock purchase warrants exercisable at $0.75 each expired on September 30, 2006. There are no stock purchase warrants outstanding as of September 30, 2006.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company maintains its office space under a non-cancelable operating lease for a term of 14 months beginning May 1, 2005, at a monthly rate of $4,500Cdn. The lease has an automatic renewal provision unless notice is given by either party within 90 days of the lease expiration date. Due to the Company's recent developments regarding the merger with Continental (see discussion below), the Company anticipates the lease will be terminated effective November 30, 2006.

CONSULTING AGREEMENTS - SEE DETAILS IN NOTE 2.

STOCK OPTIONS AND WARRANTS - SEE DETAILS IN NOTE 5.
MERGER WITH CONTINENTAL

Our major shareholders have agreed to merger the Company with Continental Minerals Corporation ("Continental"), a foreign private issuer and a publicly traded company on the TSX Venture Exchange, subject to shareholders' and regulatory approval. Pursuant to the Merger Agreement, a wholly owned subsidiary of Continental will be merged with and into Great China, with Great China surviving the Merger and continuing as a wholly owned subsidiary of Continental. On June 12, 2006, Continental and Great China publicly announced the execution of the Merger Agreement.

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

The Merger Agreement represents our agreement with Continental to combine our businesses and ownership of the Xietongmen property, a copper and gold property located in Tibet, China, into one publicly traded company. Great China presently owns a 40% interest in the Xietongmen property and Continental presently owns through earn-in the remaining 60% interest. If the merger is completed, Continental will own a 100% interest in the Xietongmen property and Great China will continue as a wholly owned subsidiary of Continental.

Additionally, if the merger is completed, each share of Great China common stock that the Great China shareholders own at the effective time of the Merger will be exchanged for 0.1138392 common shares of Continental. Based on the estimated number of shares of Great China issued and outstanding on the record date, Continental expects to issue approximately 36,000,000 common shares to Great China stockholders in the Merger. Continental common shares are listed in Canada on the TSX Venture Exchange ("TSXV") under the symbol "KMK" and quoted in the United States on the National Association of Securities Dealers Inc.'s OTC Bulletin Board ("OTCBB") under symbol "KMKCF". On September 20, 2006 the closing price of Continental common shares on the OTCBB was US$1.34. We estimate that immediately after the effective time of the Merger, former shareholders of Great China will hold common shares of Continental representing approximately 40.4% of the then-outstanding common shares of Continental.

The agreement includes the acquisition of the balance interests in three other properties, the Donggapu, Zemoduola and Banongla properties, totaling 109 square kilometers, lying within an area of interest around the Xietongmen property. Great China currently holds rights to earn interests in these three properties pursuant to property option and lease agreements, and on completion of the merger all exploration rights to these properties will be owned by the merged company. Continental has agreed to pay as consideration to certain parties to acquire the balance interests 1.5 million units of Continental with each unit consisting of one Continental common share and one two year warrant exercisable at Cdn$1.59, and cash of US$3,250,000 payable as to US$1,250,000 on closing of the Merger and the balance in four installments of US$500,000.

The stock ownership of Directors and Officers in Continental after the merger as it relates to Great China will be determined by the Exchange Ratio pursuant to the merger agreements. As a group, the directors and officers of Great China own 40,600,000 common shares or 12.8% of Great China. Each Great China director and executive officer has indicated his or her intention to vote the Great China common stock owned by him or her for approval of the Merger. Upon completion of the merger, directors and officers of Great China will own 5.2% of Continental.

In April 2006, Continental and Great China entered in a Letter of Intent which set out the business terms of the merger and the related transactions. In addition, Continental entered into letter agreements with holders of 212 million Great China shares, representing approximately 67% of the ownership of Great China, whereby the Great China shareholders agreed to certain post-Merger restrictions on their Continental common shares (the "First Letter Agreements"). The First Letter Agreements were terminated, and as of the end of May 2006, and the Shareholder Letters were entered into with 11 Great China Shareholders holding approximately 112.8 million Great China common shares (or 35.5% of the outstanding Great China shares of common stock)(the "11 Great China Shareholders").

                             GREAT CHINA MINING INC.
                         (an Exploration Stage Company)
        CONDENSED NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

The 11 Great China Shareholders have signed new letter agreements (the "Shareholder Letter Agreements") with Continental, setting out orderly market restrictions on the disposition of the shareholders' Continental common shares. The Shareholder Letter Agreements supersede all previous agreements and arrangements. Previously Continental had signed letter agreements with holders of approximately 212 million Great China shares of common stock, representing approximately 67% of the Great China shares of common stock, which holders included Mr. Wang and the 11 Great China Shareholders. Those letter agreements, which included an alternative exchange of their Great China shares of common stock for Continental common shares on a private basis as a possible alternative to the Merger, were terminated. The other shareholders were a group who participated in a financing done by Great China and all of them except Mr. Wang, the Company's Chairman, are non-US persons.

Pursuant to the terms of the Merger Agreement, Continental will increase its board of directors to 11 and appoint to it three nominees from the Company. Upon completion of the Merger, Mr. Zhi Wang and Mr. Jie ("Jack") Yang, both of whom currently serve as directors of the Company, will become directors of Continental in accordance with the Merger Agreement. On becoming a director of Continental, Mr. Wang is to receive stock options of Continental for 700,000 shares exercisable at Cdn$1.61 per share and expiring the earlier of February 28, 2011, or 90 days following the date that Mr. Wang ceases to be a director.

Pursuant to a Post-Merger Agreement, Continental has agreed to retain Mr. Wang, a director and the principal shareholder of Great China, under an incentive arrangement and has agreed to pay as a consultant to Continental at Cdn.$1.00 per year plus reasonable expenses, in order to make liaison with the appropriate mining and other regulatory authorities on Continental's behalf in order to expedite obtaining all necessary mining permits to allow the commercial mining of the Xietongmen Property, which are to be obtained no later than March 31, 2010. Consideration payable by Continental to Mr. Wang, provided that he has materially contributed to obtaining the mining permits as set out above, is 2.5 million units of Continental, with each unit consisting of one share and one warrant exercisable at Cdn$1.59 per share for a period of one year after receipt of the permits.

The definitive merger agreement between the Company and Continental was signed on May 29, 2006 and the Registration Statement was filed on Form F-4 with the SEC on June 30, 2006, as amended on August 25, 2006, September 29, 2006, and November 3, 2006. The Toronto Stock Exchange has given a conditional approval prior to signing of the definitive agreements. Please refer to our Form 425 filed with the SEC (WWW.SEC.GOV) and Form F-4 Registration Statement, including the amendments, filed by Continental for further details regarding the merger.

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

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate", "expect", "intend", "plan", "will", "the Company believes", "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.


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


MERGER AGREEMENT WITH CONTINENTAL MINERALS CORPORATION

Our major shareholders have agreed to merge the Company with Continental Minerals Corporation ("Continental"), a foreign private issuer and a publicly traded company on the TSX Venture Exchange, subject to shareholders' and regulatory approval. Pursuant to the Merger Agreement, a wholly owned subsidiary of Continental will be merged with and into Great China, with Great China surviving the Merger and continuing as a wholly owned subsidiary of Continental. On June 12, 2006, Continental and Great China publicly announced the execution of the Merger Agreement.

The Merger Agreement represents our agreement with Continental to combine our businesses and ownership of the Xietongmen property, a copper and gold property located in Tibet, China, into one publicly traded company. Great China presently owns a 40% interest in the Xietongmen property and Continental presently owns through earn-in the remaining 60% interest. If the Merger is completed, Continental will own a 100% interest in the Xietongmen property and Great China will continue as a wholly owned subsidiary of Continental.

If the Merger is completed, each share of Great China common stock that you own at the effective time of the Merger will be exchanged for 0.1138392 common shares of Continental. Based on the estimated number of shares of Great China issued and outstanding on the record date, Continental expects to issue approximately 36,000,000 common shares to Great China stockholders in the Merger. Continental common shares are listed in Canada on the TSX Venture Exchange ("TSXV") under the symbol "KMK" and quoted in the United States on the National Association of Securities Dealers Inc.'s OTC Bulletin Board ("OTCBB") under symbol "KMKCF". On September 20, 2006 the closing price of Continental common shares on the OTCBB was US$1.34. We estimate that immediately after the effective time of the Merger, former shareholders of Great China will hold common shares of Continental representing approximately 40.4% of the then-outstanding common shares of Continental.

The agreement includes the acquisition of the balance interests in three other properties, the Donggapu, Zemoduola and Banongla properties, totaling 109 square kilometers, lying within an area of interest around the Xietongmen property. Great China currently holds rights to earn interests in these three properties pursuant to property option and lease agreements, and on completion of the Merger all exploration rights to these properties will be owned by the merged company. The consideration payable by Continental to certain parties includes
1.5 million units of Continental with each unit consisting of one Continental common share and one two year warrant exercisable at Cdn$1.59, and cash of US$3,250,000 payable as to US$1,250,000 on closing of the Merger and the balance in four installments of US$500,000.

The remaining non-core properties, a total of 43, have been returned back to the respective optioners' for a nominal value of $1.00 per the terms of the merger agreement. Formal Termination Agreements were signed on June 5, 2006. Continental has agreed not to acquire any interest in the Non-Core Properties for a period of one year following the Merger pursuant to the Merger Agreement.

The stock ownership of Directors and Officers in Continental after the merger as it relates to Great China will be determined by the Exchange Ratio pursuant to the merger agreements. As a group, the directors and officers of Great China own 40,600,000 common shares or 12.8% of Great China. Each Great China director and executive officer has indicated his or her intention to vote the Great China common stock owned by him or her for approval of the Merger. Upon completion of the Merger, directors and officers of Great China will own 5.2 % of Continental.

In April 2006, Continental and Great China entered in a Letter of Intent which set out the business terms of the merger and the related transactions. In addition, Continental entered into letter agreements with holders of 212 million Great China shares, representing approximately 67% of the ownership of Great China, whereby the Great China shareholders agreed to certain post-Merger restrictions on their Continental common shares (the "First Letter Agreements"). The First Letter Agreements were terminated, and as of the end of May 2006, and the Shareholder Letters were entered into with 11 Great China Shareholders holding approximately 112.8 million Great China common shares (or 35.5% of the outstanding Great China shares of common stock)(the "11 Great China Shareholders").

The 11 Great China Shareholders have signed new letter agreements (the "Shareholder Letter Agreements") with Continental, setting out orderly market restrictions on the disposition of the shareholders' Continental common shares. The Shareholder Letter Agreements supersede all previous agreements and arrangements. Previously Continental had signed letter agreements with holders of approximately 212 million Great China shares of common stock, representing approximately 67% of the Great China shares of common stock, which holders included Mr. Wang and the 11 Great China Shareholders. Those letter agreements, which included an alternative exchange of their Great China shares of common stock for Continental common shares on a private basis as a possible alternative to the Merger, were terminated. The other shareholders were a group who participated in a financing done by Great China and all of them except Mr. Wang, the Company's Chairman, are non-US persons.

Pursuant to the terms of the Merger Agreement, Continental will increase its board of directors to 11 and appoint to it three nominees from the Company. Upon completion of the Merger, Mr. Zhi Wang and Mr. Jie ("Jack") Yang, both of whom currently serve as directors of the Company, will become directors of Continental in accordance with the Merger Agreement. On becoming a director of Continental, Mr. Wang is to receive stock options of Continental for 700,000 shares exercisable at Cdn$1.61 per share and expiring the earlier of February 28, 2011, or 90 days following the date that Mr. Wang ceases to be a director.

Pursuant to a Post-Merger Agreement, Continental has agreed to retain Mr. Wang, a director and the principal shareholder of Great China, under an incentive arrangement and has agreed to pay as a consultant to Continental at Cdn.$1.00 per year plus reasonable expenses, in order to make liaison with the appropriate mining and other regulatory authorities on Continental's behalf in order to expedite obtaining all necessary mining permits to allow the commercial mining of the Xietongmen Property, which are to be obtained no later than March 31, 2010. Consideration payable to Mr. Wang by Continental, provided that he has materially contributed to obtaining the mining permits as set out above, is 2.5 million units of Continental, with each unit consisting of one share and one warrant exercisable at Cdn$1.59 per share for a period of one year after receipt of the permits.

The definitive merger agreement between the Company and Continental was signed on May 29, 2006 and the Registration Statement was filed on Form F-4 with the SEC on June 30, 2006, as amended on August 25, 2006, September 29, 2006 and November 03, 2006. The TSX Stock Exchange has given a conditional approval prior to signing of the definitive agreements. Please refer to our Form 425 filed with the SEC (www.sec.gov) and Form F-4 Registration Statement, including the amendments, filed by Continental for further details regarding the merger.

Please refer to our Form 425 filed with the SEC (www.sec.gov) and Form F-4 Registration Statement, as amended, filed by Continental for further details regarding the merger.

CONCENTRATION OF CREDIT RISK

Prior to the discussions about the merger with Continental, the Company's operations were in Tibet and other areas of China. As a result of the merger, we believe the Company may never derive any revenues from the Company's mineral and exploration activities and this will have a significant, financially disruptive effect on the operations of the Company. Based on the current economic environment in China, the Company does not expect any material adverse impact to its business, financial condition and results of operations in these geographic locations.

The following represents a current update to the mineral properties activities:

Updates on Mineral Properties

1) Xietongmen Copper-Gold Property

A grid spaced drill program, designed to systematically delineate the copper-gold mineralization on the property is currently underway and is focused in an area measuring approximately 650 meters by 1500 meters. Up to thirteen drill rigs have been on site since April 2006. The drill holes are located at 50 meters spacing to infill between and step out from the high-grade drill holes and cross cut reported in 2003. The western limits of the deposit have largely been defined, however, long intervals with excellent grades of copper and gold continue to be intersected along the east and northeastern side of the deposit. The deposit remains open to the north.

In addition to the resource definition program, the Company has initiated programs for a feasibility study including metallurgical testing, geotechnical drilling, and environmental / socio-economic baseline studies.

                                       Drilling Program Statistics: Xietongmen (Since April 2005)

--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
                                               Up to Dec. 31,    Up to June 30, 2006    Third Quarter       Up to Sept. 30,
                                                    2005                                     2006                 2006
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
1. Drilled (meters)
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
    1.1 Delineation/Infill - Xietongmen           21,332.00           38,678.20           14,361.00            53,039.20
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
    1.2 Metallurgy                                    -                1,283.30             156.00              1,439.30
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
    1.3 Pit Geotechnical                              -                  674              1,107.80              1,781.80
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
    1.4 Waste Geotechnical                            -                   26                528.80                554.8
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
    1.5 Tailings Geotechnical                         -                   23.6              665.00                688.6
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
    1.6 Plant Site                                    -                   -                 402.10                402.10
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
    1.7 Delineation - Langtongmen Zone                -                   -               2,530.6               2,530.6
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
   Total                                          21,332.00           40,685.10          19,751.30             60,436.40
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
2. Area covered (meters)                           400x900            550x1,300           500x1,300            650x1,500
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
3. Number of Drill Holes:
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
.. 3.1 Number of Drill Holes Reported:                43                  110                  70                  180
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------
.. 3.2 Number of Drill Holes Assayed                  42                  107                  49                  156
--------------------------------------------- ------------------ --------------------- ----------------- -----------------------

The 2006 detailed drilling program at the Xietongmen deposit was completed in September. The program successfully expanded the substantial copper-gold deposit in all directions. Engineering, environmental and socioeconomic studies for the Xietongmen feasibility study and environmental and social impact assessments continue, as well as community and stakeholder engagement activities at site.

Exploration surveys outside of the main deposit area have expanded the highly prospective exploration targets at the Xietongmen property. Surface exploration programs have been carried out over a ten square kilometer area on the Xietongmen property in 2005 and 2006. Approximately 1,100 rock chip and 500 soil samples were collected in 2005. A further 4,800 reconnaisance-type rock chip and 400 soil samples have been collected in 2006, expanding the Langtongmen copper-gold zone and resulting in the discovery of a large new copper-gold zone. These zones are located along a five kilometer long northwest trending corridor, extending from the Xietongmen deposit in the southeast to the Newtongmen zone in the northwest.
                                        7

The new zones are characterized by copper values ranging from 250-11,475 parts per million (ppm) and gold values ranging from 100-19,786 parts per billion
(ppb) in rock chip samples, and more localized but coincident soil anomalies.

The Langtongmen copper-gold zone is located 1.5 kilometers along strike to the northwest of the Xietongmen deposit. It is defined by coincident copper and gold anomalies from rock chip samples over an area of 1.5 square kilometers. Exploration hole - 5057 - drilled near the anomalous area in 2005 returned a
135.5 meter interval grading 0.28% copper and 0.31 g/t gold. The Newtongmen copper-gold zone is located 1.5 kilometers northwest of the Langtongmen zone along the same mineralized trend. It is characterized by a 1.5 square kilometer area of anomalous copper values from rock chip samples and within it, anomalous gold values from rock chip samples extending over and area of 1 kilometer by 0.5 kilometer. Follow up drilling is currently underway at the Langtongmen and Newtongmen zones.

A Property Location Map and maps showing copper and gold anomalies in the Xietongmen, Langtongmen and Newtongmen areas are posted on the websites: www.continentalminerals.com and www.greatchinamining.com

2) Properties Surrounding Xietongmen

The three surrounding properties i.e. Banongla, Donggapu and Zemuduola falling in the 10 KM area of interest along with the crown jewel - Xietongmen would be the scope of properties to be merged with Continental Minerals as announced in the joint press release dated April 13, 2006. The remaining non-core properties 43 in all have be returned back to the respective optionees for a nominal value of US$1.00 (the value at which they were acquired) in June 2006.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2006

Revenue and Expenses - The Company generated no revenue and did not carry out any exploration activities during the quarter ended September 30, 2006 compared to $364,124 incurred in the same period in 2005. General and administrative expenses consisted primarily of consulting, legal and professional fees incurred in connection with the merger and to be in compliance with our SEC reporting obligations.

Other income (expense) - Other income (expense) for 2006 totaled $39,694 versus ($1,519,622) for the same period in 2005. The significant components of other income and expense for 2006 consisted of interest income only of $39,694 representing interest earned on the Company's outstanding cash balances of approximately $3.2M during the quarter. The significant components of other income (expense) for 2005 resulted from interest income of $6,279 earned on the Company's cash balances offset by the change in fair value of potential shares to be issued in excess of authorized share capital totaling ($1,525,901).

Net loss - Net loss was ($102,011) for 2006 compared to ($2,049,443) for 2005. The significant fluctuations have been described in the paragraphs above.

Net loss per share. The net loss per share was nominal for both periods presented.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

Revenues and Expenses - During the nine-month period ended September 30, 2006, the Company generated no revenue and incurred significant losses consisting of exploration expenses of $6,506 in the period in 2006 compared to $1,055,450 in the period in 2005 and general and administrative expenses of $470,257 in the period in 2006 compared to $391,639 in the same period in 2005. General and administrative expenses consisted primarily of consulting, legal and professional fees incurred in connection with the merger and to be in compliance with our SEC reporting obligations. Total operating expenses for 2006 were $476,763 in the period in 2006 compared to $1,447,089 in the period in 2005.

Other income (expenses) - Other income (expenses) for 2006 totaled $82,532 versus ($7,260,337) for the same period in 2005. The significant components of other income and expense for 2006 consisted of interest income only of $82,532 representing interest earned on the Company's outstanding cash balances of approximately $3.2M during the nine month period ended September 30, 2006. The significant components of other income (expenses) for 2005 resulted from interest income of $22,579 earned on the Company's cash balances offset by an equity loss of $800,000 and the change in fair value of potential shares to be issued in excess of authorized share capital totaling ($6,482,898).

Net loss - Net loss was ($394,231) for 2006 compared to ($8,707,426) for 2005. The significant fluctuations have been described in the paragraphs above.

Net loss per share - The net loss per share was nominal for the nine months ended September 30, 2006 and was ($.05) for the same period of 2005.

The Company expects the trend of losses to continue until the merger is completed for which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

During the nine-month period ended September 30, 2006, the Company received $3,360,000 in cash proceeds from the exercise of 42,000,000 warrants series E and $10,000 from the exercise of 100,000 stock options.

As of September 30, 2006, the Company had total current assets of $3,226,907, primarily consisting of cash, and total current liabilities of $34,167. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants or options by the holders. Pursuant to the merger agreement with Continental, we have agreed to US$50,000 per month for allowable operating expenses incurred for each month. Accordingly, we believe we have sufficient resources to meet our operating expenses for at least the next 12 months.

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

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may not be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common
Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol GCHA. As of September 30, 2006, there were approximately 316,335,575 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

MANAGEMENT OF GROWTH

The Company's future success depends upon its ability to complete the merger with Continental Minerals Corporation. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected and the Company will need to raise adequate financing to meet its future operating and mineral exploration expenses.

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

The regulation of the minerals industry in China may adversely affect our business. The China enacted regulations governing minerals extraction. Because many Chinese laws, regulations and legal requirements with regard to foreign investments in the minerals industry are relatively new and untested, their interpretation and enforcement by Chinese authorities may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in these decided legal cases have little precedential value. As a result in many cases it is difficult to predict outcomes. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the minerals industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement, or the preemption of local regulations by national laws.

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

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor there any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.


ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006, the end of the period covered by this quarterly report, and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
31        Rule 13a-14(a) Certifications
32        18 U.S.C. Section 1350 Certifications

REPORTS ON FORM 8-K

8-K dated September 22, 2006
8-K dated August 30, 2006
8-K dated August 2, 2006
8-K dated July 12, 2006

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREAT CHINA MINING, INC.


Date: November 9, 2006                     By: /s/ Anthony Garson
                                           ------------------------------------

                                           Chief Executive Officer (Principal
                                           Executive Officer)



Date: November 9, 2006                     By: /s/ Amin Amlani
                                           ------------------------------------

                                           Chief Financial Officer (Principal
                                           Financial Officer)